Form 10-Q
period 2005-06-30
Ridgewood Energy L Fund LLC
filed 2005-08-15
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


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

    As of August 15, 2005 there were 350.1081 shares of beneficial interest of the registrant outstanding.

                                Table of Contents



                                                                                                                    Page

Part I - FINANCIAL INFORMATION ......................................................................................3
Item 1. Financial Statements: .......................................................................................3
     Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004 ...........................................3
     Statement of Operations (unaudited) for the three and six months ended June 30, 2005 ...........................4
     Statement of Cash Flow (unaudited) for the six months ended June 30, 2005 ......................................5
     Notes to Unaudited Financial Statements ........................................................................6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .......................8
Item 3. Quantitative and Qualitative Disclosures About Market Risk .................................................10
Item 4. Controls and Procedures ....................................................................................10

Part II - OTHER INFORMATION ........................................................................................11
Item 6. Exhibits ...................................................................................................11
SIGNATURES .........................................................................................................12

PART I.          FINANCIAL INFORMATION

Item 1.            Financial Statements


                          RIDGEWOOD ENERGY L FUND, LLC

                                 BALANCE SHEETS

                                                                           June 30, 2005         December 31, 2004
                                                                            (Unaudited)
                               ASSETS
      Current assets:
      Cash and cash equivalents                                             $ 31,823,950           $ 36,362,893
      Prepaid expenses                                                             3,175                 22,228
                                                                            ------------           ------------

      Total current assets                                                    31,827,125             36,385,121
                                                                            ------------           ------------

      Oil and gas properties
                           Drilling and development costs                      7,825,620              3,844,685
                                                                            ------------           ------------

                               Total assets                                 $ 39,652,745           $ 40,229,806
                                                                            ------------           ------------

                 LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
      Accounts and accrued expenses payable                                 $    792,068           $     16,240
                                                                            ------------           ------------

Commitments and contingencies (Note 4)

Shareholders' capital:
      Capital contributions, net of fees, and syndication costs
         (670 shares authorized, 350.1081 issued and outstanding)             45,899,113             45,899,113
      Retained deficit                                                        (7,038,436)            (5,685,547)
                                                                            ------------           ------------

                           Total shareholders' capital                        38,860,677             40,213,566
                                                                            ------------           ------------

                               Total liabilities and shareholders'          $ 39,652,745           $ 40,229,806
                               capital                                      ------------           ------------






          The accompanying notes are an integral part of these financial statements.

                              RIDGEWOOD ENERGY L FUND, LLC

                                 STATEMENT OF OPERATIONS

                                       (Unaudited)

                                                       Three months         Six months
                                                          ended               ended
                                                      June 30, 2005       June 30, 2005
Revenue
         Interest income                               $  219,500          $  325,441
                                                       ----------          ----------

Expenses
         Dry hole costs                                   880,266             880,266
         Management fees                                  321,257             642,514
         Insurance expenses                               131,617             141,143
         Other general and administrative expenses          7,836              14,409
                                                       ----------          ----------

                    Total expenses                      1,340,972           1,678,306
                                                       ----------          ----------

                    Net loss                           $1,121,472          $1,352,889
                                                       ----------          ----------





          The accompanying notes are an integral part of these financial statements.


                          RIDGEWOOD ENERGY L FUND, LLC

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                                       Six months
                                                                                                         Ended
                                                                                                     June 30, 2005
                                                                                                     -------------
Cash flows used in operating activities

Net loss                                                                                              $ (1,352,889)
                                                                                                      ------------
Adjustments to reconcile net loss to
   net cash and cash equivalents used in operating activities
   Purchase of oil and gas properties                                                                   (3,980,935)
   Changes in assets and liabilities
      Decrease in prepaid expenses                                                                          19,053
      Increase in accounts and accrued expenses payable                                                    775,828
                                                                                                      ------------

      Total adjustments                                                                                 (3,186,054)
                                                                                                      ------------

      Net cash used in operating activities and Net decreases in cash and cash
      equivalents                                                                                       (4,538,943)

      Cash and cash equivalents, beginning of period                                                    36,362,893

      Cash and cash equivalents, end of period                                                        $ 31,823,950
                                                                                                      ------------



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

2. Summary of Significant Accounting Policies

     Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements. The condensed results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's Registration Statement on Form 10 filed with the SEC, as it may be amended from time to time. The Fund had no business operations or activities prior to July 1, 2004 and therefore, no comparable financial information is provided for the period ended June 30, 2004.

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

     Oil and gas properties

Investments in oil and gas properties were operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities for leases jointly owned by working interest owners pursuant to the terms of the applicable Operating Agreements. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Costs to acquire mineral interests in oil and gas properties, drill and equip exploratory wells to find proved reserves, drill and equip developmental wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed. For the quarter ended June 30, 2005 there were $975,826 of dry hole costs for Main Pass 155 offset by a refund of $95,586 of dry hole costs recorded in 2004 on a different well.

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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the future carrying value to the estimated future discounted cash flows attributable to that asset. The impairment loss recognized is the excess of the carrying value over the greater of the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

     Depletion and Amortization

Acquisition costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved, developed and undeveloped reserves. Other capitalized costs on proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved developed reserves.

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

     Income and Expense Allocation

Profits and losses are to be allocated 85 % to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for items of expense, loss, deduction and credit attributable to the expenditure of shareholders' capital contributions which are allocated 99% to shareholders and 1% to the Manager.

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made out of operating income by the Fund. For the three months and the period ended June 30, 2005, a management fee of $321,257 and $642,514 respectively was paid. There have been no distributions made by the Fund through June 30, 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2005, no amounts were outstanding.

The Fund co-invests with affiliated funds managed by the Manager to aquire and develop oil and gas projects.

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

5. Subsequent Event

In August 2005, one of the wells was determined to be a dry hole. Drilling and development costs of $975,826 are reflected as dry hole costs on the accompanying Statement of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

Overview

The Fund commenced active operations on July 1, 2004 when it began its private offering of shares. During 2004, the Fund raised capital by selling 350.1081 shares for $51,400,840. The Fund's primary business is obtaining economic interest in the exploration and development of oil and gas projects. The business activities are managed by Ridgewood Energy Corporation, the Manager. The Fund does not directly explore for, or operate, any projects. The Manager, on behalf of the Fund, enters into operating agreements with third party operators for the exploration and possible development of projects. These third-party operators manage all day-to-day activities of projects, determine expenditures and report their activities to the Manager.

Results of Operations

Net revenues for the quarter ended June 30, 2005, comprised solely of interest income, were $219,500. The net loss for the quarter ended June 30, 2005 was $1,121,472 attributable to management fees paid to Ridgewood Energy, the Manager, of $321,257 for the quarter, in addition to insurance expense of $131,617 and dry hole cost of $880,266. Other general and administrative expenses for the quarter ended June 30, 2005 totaled $7,836.

Net revenues for the period ended June 30, 2005 were $325,441 representing interest income on cash held for investment. The net loss for the period was $1,352,889 attributable to management fees paid totaling $642,514, insurance expenses of $141,143, and dry hole costs of $880,266. Other general and administrative expenses for the period ended June 30, 2005 totaled $14,409.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $4.6 million during the first six months of 2005 from $36.4 million at December 31, 2004 to $31.8 million at June 30, 2005.

During the quarter ended June 30, 2005, the Fund purchased oil and gas properties totaling $5.0 million relating to projects, of which $975,826 was written off as dry hole costs. The balance of cash was used to pay management fees, insurance costs and other Fund expenses which are offset by cash generated from interest income.

Through June 30, 2005 the Fund has not declared or paid cash dividends to its shareholders. The Manager may distribute available cash from operations which includes cash received by the Fund from the operation of the business (not including cash flow from dispositions and investor capital contributions), less well operating expenses and other cash expenditures and less reserves for Fund operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. Distributions may include funds derived from the release of cash from operating reserves. Further, distributions will be made from operating cash flows rather than net income, or from available cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature.

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

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2005, such estimated capital expenditures total $14.6 million, all of which is expected to be paid within the following 12 months, provided the wells are not dry. If the wells are unsuccessful, the development capital will be reallocated to one or more new unspecified projects.

The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses. As additional compensation for its duties as Manager, it will also receive up to a maximum 15% of distributions made out of operating income by the Fund.

  Estimated Capital Expenditures
  As of June 30, 2005             Total                  Less than one year     1-3 years
  -------------------             -----                  ------------------     ---------
  Projects
       South Timbalier 77 #4  (i) 1,472,481              1,472,481              0
       South Timbalier 77 #5  (i) 255,070                255,070                0
       Main Pass 155  (i) Dry     975,826                975,826                0     (See subsequent event)
       East Cameron 48 (i)        11,934,000             11,934,000             0
  Fund Expenses
       Management Fees  (ii)      1,191,820              1,285,021              93,201
       Accounting & Legal  (ii)   59,041                 28,115                 30,926
       Insurance Expense  (iii)   480,153                442,048                (iv) 38,105

     i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. The Main Pass 155 project was a dry hole, therefore, of the estimated capital expenditures of $8,249,376 at March 31, 2005, the developmental capital of $7,273,550 has been reallocated to East Cameron 48.
     ii) Although the management fee and legal and accounting fees are typically paid from operating income, we are estimating that two years of expense may be spent from Fund reserves until revenue reaches such levels.
     iii) Insurance expense represents $38,105 annually of Directors and Officers coverage that is allocated equally over 12 months in addition to well control insurance that is expensed in the quarter the well is spud (starts drilling). The well control insurance expense varies by well based on the projected depth of the well and the Fund's working interest percentage in the well. In the second quarter the Fund estimated an additional $178,000 in well control insurance for the new well that will spud at a later date.
     iv) There will be additional well control insurance which cannot be estimated at the current time if one of the above wells is deemed unsuccessful.

Cash Reserves

The Fund is maintaining cash reserves of $17.2 million to be used for cost overruns, new projects, project development costs or Fund expenses.

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


                            RIDGEWOOD ENERGY L FUND, LLC

                                   By:  /s/  Robert E. Swanson
                                        -----------------------
Dated:    August 15, 2005               Robert E. Swanson
                                        President and Chief Executive Officer
                                        (principal executive officer)


                                  By:   /s/  Kathleen P. McSherry
                                        --------------------------
Dated:    August 15, 2005               Kathleen P. McSherry
                                        Senior Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)

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