Form 10-Q
period 2005-09-30
Ridgewood Energy L Fund LLC
filed 2005-11-14
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of November 14, 2005 there were 350.1081 shares of membership interest of the registrant outstanding.

                                Table of Contents



                                                                                                                     Page

Part I -  FINANCIAL INFORMATION ........................................................................................3

Item 1.   Financial Statements: ........................................................................................3

     Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 .........................................3
     Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited) .............................................................................................4
     Statements of Changes in Shareholders' Capital for the nine months ended
      September 30, 2005 and 2004 (unaudited) ..........................................................................5
     Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited) ........................6
     Notes to Unaudited Financial Statements ...........................................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations ..........................................................................................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................................................12

Item 4. Controls and Procedures ........................................................................................12

Part II - OTHER INFORMATION ............................................................................................12

Item 6. Exhibits .......................................................................................................12

SIGNATURES .............................................................................................................13

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                                 BALANCE SHEETS

                                                                                       September 30, 2005       December 31, 2004
                                                                                       ------------------       -----------------
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                                         $ 24,316,341           $ 36,362,893
         Production receivable                                                                1,674,509                     --
         Prepaid expenses                                                                        23,066                 22,228
                                                                                           ------------           ------------
                 Total current assets                                                        26,013,916             36,385,121
                                                                                           ------------           ------------
Oil and gas properties
         Proved properties                                                                    8,559,365                     --
         Exploratory drilling costs                                                           1,272,177              3,844,685
                                                                                           ------------           ------------
                                                                                              9,831,542              3,844,685
         Less:  accumulated depreciation, depletion and
            amortization - proved properties                                                   (105,694)                    --
                                                                                           ------------           ------------
         Oil and gas properties, net                                                          9,725,848              3,844,685
                                                                                           ------------           ------------
                 Total assets                                                              $ 35,739,764           $ 40,229,806
                                                                                           ============           ============
                      LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
         Due to operators                                                                  $  1,240,567           $         --
         Accrued expenses payable                                                                77,586                 16,240
                                                                                           ------------           ------------

                 Total liabilities                                                            1,318,153                 16,240
                                                                                           ------------           ------------
Commitment and contingencies (Note 4)

Shareholders' capital:
         Manager:
                 Deficit accumulated during the exploratory stage                              (139,701)              (140,043)
                                                                                           ------------           ------------
         Shareholders:
                 Capital contributions, (670 shares authorized,
                    350.1081 issued and outstanding)                                         51,400,840             51,400,840
                 Syndication costs                                                           (5,501,727)            (5,501,727)
                 Deficit accumulated during the exploratory stage                           (11,337,801)            (5,545,504)
                                                                                           ------------           ------------
                         Shareholders total                                                  34,561,312             40,353,609
                                                                                           ------------           ------------
                 Total shareholders' capital                                                 34,421,611             40,213,566
                                                                                           ------------           ------------

                 Total liabilities and shareholders' capital                               $ 35,739,764           $ 40,229,806
                                                                                           ============           ============

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                  For the period   For the period
                                                                                                   May 27, 2004     May 27, 2004
                                                  Three months ended              Nine months      (Inception)      (Inception)
                                                     September 30,                   ended           through          through
                                            -----------------------------        September 30,     September 30,    September 30,
                                                2005             2004                2005             2004             2005
                                            ------------     ------------        ------------     ------------     ------------
Revenue
    Oil                                     $    208,613     $         --        $    208,613     $         --     $    208,613
    Gas                                        1,465,896               --           1,465,896               --        1,465,896
                                            ------------     ------------        ------------     ------------     ------------

      Total revenue                            1,674,509               --           1,674,509               --        1,674,509

Expenses
    Dry hole costs                             5,735,349               --           6,615,615               --        9,496,343
    Depletion and amortization                   105,694               --             105,694               --          105,694
    Investment fees (Note 3)                          --        2,315,967                  --        2,315,967        2,315,967
    Management fees (Note 3)                     321,257           94,762             963,771           94,762        1,513,077
    Accounting and legal fees                     59,528               --              73,586               --           99,826
    Insurance                                     79,412           25,970             220,555           25,970          236,432
    Other general and administrative
    expenses                                          91            3,052                 440            3,052            3,212
                                            ------------     ------------        ------------     ------------     ------------

      Total expenses                           6,301,331        2,439,751           7,979,661        2,439,751       13,770,551
                                            ------------     ------------        ------------     ------------     ------------

      Loss from operations                    (4,626,822)      (2,439,751)         (6,305,152)      (2,439,751)     (12,096,042)
                                            ------------     ------------        ------------     ------------     ------------
Other income
    Interest income                              187,756           36,114             513,197           36,114          618,540
                                            ------------     ------------        ------------     ------------     ------------
      Net loss                              $ (4,439,066)    $ (2,403,637)       $ (5,791,955)    $ (2,403,637)    $(11,477,502)
                                            ============     ============        ============     ============     ============

      Manager - Net income (loss)           $    125,600     $    (41,366)       $        342     $    (41,366)    $   (139,701)

      Shareholders - Net loss               $ (4,564,666)    $ (2,362,271)       $ (5,792,297)    $ (2,362,271)    $(11,337,801)
      Net loss per share                    $    (13,038)    $     (6,747)       $    (16,544)    $     (6,747)    $    (32,384)




     The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL

                                   (UNAUDITED)

                                                    Nine months ended                   For the period May 27, 2004 (Inception)
                                                    September 30, 2005                         through September 30, 2004
                                       --------------------------------------------    --------------------------------------------
                                          Manager       Shareholders       Total          Manager      Shareholders       Total
                                       ------------    -------------   ------------    ------------    ------------    ------------
Balances, January 1                    $   (140,043)   $ 40,353,609    $ 40,213,566    $         --    $         --    $         --
Shareholder capital contributions,
 net of subscription receivable                  --              --              --              --      50,631,840      50,631,840
Syndication costs                                --              --              --              --      (5,501,727)     (5,501,727)
Net income (loss)                               342      (5,792,297)     (5,791,955)        (41,366)     (2,362,271)     (2,403,637)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balances, September 30                 $   (139,701)   $ 34,561,312    $ 34,421,611    $    (41,366)   $ 42,767,842    $ 42,726,476
                                       ============    ============    ============    ============    ============    ============

                                              For the period May 27, 2004 (Inception)
                                                    through September 30, 2005
                                         ------------------------------------------------
                                            Manager       Shareholders         Total
                                         -------------  ----------------  ---------------
Balances, May 27, 2004 (Inception)        $         --     $         --      $         --

Shareholders' capital contributions                 --       51,400,840        51,400,840
Syndication costs (including offering
   fee of $1,801,319 paid to the Manager
   and selling commissions and placement
   fees of $201,500 and $514,613,
   respectively, paid to Ridgewood
   Securities Corp.)                                --       (5,501,727)       (5,501,727)
Deficit accumulated during the
   exploratory stage                          (139,701)     (11,337,801)      (11,477,502)
                                          ------------     ------------      ------------
Balances, September 30, 2005              $   (139,701)    $ 34,561,312      $ 34,421,611
                                          ============     ============      ============



     The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             For the period      For the period
                                                                             Nine months      May 27, 2004        May 27, 2004
                                                                                ended         (Inception)         (Inception)
                                                                             September 30,      through             through
                                                                                2005        September 30, 2004  September 30, 2005
                                                                           --------------   ------------------  ------------------
Cash flows from operating activities
     Net loss                                                                $ (5,791,955)       $ (2,403,637)     $(11,477,502)
     Adjustments to reconcile net loss to
        net cash and cash equivalents used in operating activities
         Depreciation, depletion and amortization                                 105,694                  --           105,694
         Dry hole costs                                                         6,615,615                  --         9,496,343
         Changes in assets and liabilities
              Increase in production receivable                                (1,674,509)                 --        (1,674,509)
              Increase in prepaid expenses                                           (838)            (13,936)          (23,066)
              Increase in due to affiliate                                             --             164,764                --
              Increase in accrued expenses payable                                 61,346                  --            77,586
                                                                             ------------        ------------      ------------
              Net cash used in operating activities                              (684,647)         (2,252,809)       (3,495,454)
                                                                             ------------        ------------      ------------
Cash flows from investing activities
     Capital expenditures for oil and gas properties                          (11,361,905)         (2,815,571)      (18,087,318)
                                                                             ------------        ------------      ------------
              Net cash used in investing activities                           (11,361,905)         (2,815,571)      (18,087,318)
                                                                             ------------        ------------      ------------
Cash flows from financing activities
     Contributions from shareholders, net of subscriptions receivable                  --          50,631,840        51,400,840
     Syndication costs                                                                 --          (3,276,463)       (5,501,727)
                                                                             ------------        ------------      ------------
              Net cash provided by financing activities                                --          47,355,377        45,899,113
                                                                             ------------        ------------      ------------
              Net (decrease) increase in cash and cash equivalents            (12,046,552)         42,286,997        24,316,341

              Cash and cash equivalents, beginning of period                   36,362,893                  --                --
                                                                             ------------        ------------      ------------
              Cash and cash equivalents, end of period                       $ 24,316,341        $ 42,286,997      $ 24,316,341
                                                                             ============        ============      ============

Supplemental schedule of non-cash activity
     Capital expenditures for oil and gas properties included in
         due to operators                                                    $  1,773,950        $         --      $  1,773,950
                                                                             ============        ============      ============



     The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy L Fund, LLC ("Fund"), a Delaware limited liability company, was formed on May 27, 2004 and operates pursuant to a limited liability company agreement ("Agreement") dated as of July 1, 2004 by and among Ridgewood Energy Corporation ("Manager"), and the shareholders of the Fund.

The Fund was organized to acquire, drill, construct and develop natural gas and oil properties located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico. During the third quarter the Fund has two producing wells but it is still considered to be in the exploratory stage.

The Manger performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2 and 3).

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

     Oil and gas properties

Investments in oil and gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities for leases jointly owned by working interest owners pursuant to the terms of the applicable Operating Agreements. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Costs to acquire mineral interests in oil and gas properties, drill and equip exploratory wells to find proved reserves, drill and equip developmental wells and related asset retirement costs are capitalized.

In April 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." FAS 19-1 has been applied to the Fund's financial statements to the earliest period presented. Costs of acquisition of mineral interests and drilling exploratory wells are capitalized pending determination of whether the well has found proved reserves. Capitalized exploratory drilling costs are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry hole costs in the event of impairment or reserves are determined to be not proved. Dry hole costs were $5,735,349 and $6,615,615 for the three and nine months ended September 30, 2005, respectively.

Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depreciated and depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales will be recognized when delivery is made by the Operator to the purchaser and title transferred, i.e., production has been delivered to a pipeline or transport vehicle.

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas to which the Fund is entitled. The Fund accounts for such gas production imbalances by the entitlements method. Under the entitlements method, the Fund recognizes a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to the other working interest owners for volumes oversold by the Fund. Through September 30, 2005 there were no gas-balancing arrangements between the Fund and other working interest owners.

Interest income is recognized when earned.

     Asset Retirement Obligations

For a substantial portion of the assets, there are obligations to perform removal and remediation activities when the asset is retired. Through September 30, 2005, asset retirement obligations have been determined to be insignificant to have a material effect on the operations of the Fund.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value to the estimated future undiscounted cash flows attributable to that asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

     Depletion and Amortization

Acquisition costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved, developed and undeveloped reserves. Other capitalized costs of proved properties are depleted (or amortized) on the basis of units of production and total estimated units of proved developed reserves. For the three and nine months ended September 30, 2005, depletion and amortization totaled $105,694.

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

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made by the Fund out of operating revenue (not including cash flow from distributions and investor capital contributions) from producing wells, less operating expenses and other expenditures relating to the producing wells and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. For the three months ended September 30, 2005 and 2004, a management fee of $321,257 and $94,762, respectively, was paid. For the nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2004, a management fee of $963,771 and $94,762, respectively, was paid. There have been no distributions made by the Fund through September 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2005, there were no amounts due to or from the Manager.

The Fund co-invests with affiliated funds managed by the Manager to acquire and develop oil and gas projects.

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

    Salvage Fund

Pursuant to the Fund's Operating Agreement, a portion of monthly net revenue will be reserved in Salvage Funds, which will be separated into interest bearing accounts, until a Salvage Fund contains an amount equal to the anticipated cost of dismantling and removing production wells and platforms, in accordance with applicable federal and state laws and regulations.

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

Results of Operations

Net revenues for the three and nine months ended September 30, 2005 include oil sales of $208,613 and gas sales of $1,465,896. The Fund's only producing properties are South Timbalier 77 which consists of two wells, #4 and #5, both of which began producing in August 2005. Millenium Offshore Group, Inc. is the operator and the entity from which the Fund acquired the 20% working interest. The wells have been brought up gradually from an initial rate of 20 million cubic feet per day in August to 30 million per day in September and are now producing at very high rates, approximately 35 million cubic feet per day. There were no producing properties and therefore, no revenues prior to August 2005.

For the three months ended September 30, 2005 the operating loss was $4,626,822. Expenses related to unsuccessful properties including dry hole costs and well control insurance totaled $5,735,349 and $23,507, respectively. Management fees of $321,257, depletion and amortization of $105,694, insurance of $55,905 and other general and administrative expenses of $59,619 comprised the remainder of the expenses for the quarter.

Through September 30, 2005, expenses related to unsuccessful properties included dry hole costs of $6,615,615 and well control insurance of $23,507. Management fees of $963,771, depletion and amortization of $105,694, insurance of $197,048 and other general and administrative expenses of $74,026 comprised the remainder of the expenses for the period.

For the three months and period ended September 30, 2004 the loss from operations of $2,439,751 was primarily a result of the one-time investment fee of $2,315,967 payable to the Manager. Management fees of $94,762, insurance expense of $25,970 and other general and administrative expenses of $3,052 comprised the remaining expenses.

Other Income

Other income, comprised solely of interest income, was $187,756 and $513,197 for the three and nine months ended September 30, 2005, respectively. Interest income for the three months and period ended September 30, 2004 was $36,114. Interest is earned on non-invested capital which is held in highly liquid investments with maturities when purchased of three months or less.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $12.0 million during the nine months ended September 30, 2005 from $36.4 million at December 31, 2004 to $24.3 million at September 30, 2005. Cash from operating activities of $0.7 million was used to pay management fees, insurance costs and other Fund expenses which are partially offset by cash generated from revenues and interest income.

During the period ended September 30, 2005, the Fund invested in oil and gas properties totaling $10.8 million relating to projects, of which $6.1 million was written off as dry hole costs and $4.7 million was capitalized to proved properties. The Fund has committed an additional $1.3 million to exploratory drilling costs related to the East Breaks 157 property which is included in due to operator as of September 30, 2005.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities.

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

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2005, such estimated capital expenditures total $13.2 million. If the wells are unsuccessful, the development capital will be reallocated to one or more new unspecified projects.

The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses.

  Estimated Capital Expenditures
  As of September 30, 2005         Total     Less than one year       1-3 years
  Projects
       East Breaks 157  (i)       6,437,823       1,737,823           4,700,000
       Eugene Island 337 (i)      5,400,000       3,400,000           2,000,000
  Fund Expenses
       Management Fees  (ii)        963,771         963,771                   0
       Accounting & Legal  (ii)      98,115          98,115                   0
       Insurance Expense  (iii)     269,124         269,124                   0

     i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects.
     ii) Although the management fee and legal and accounting fees are typically paid from operating income, we are estimating that two years of expense may be spent from Fund reserves until revenue reaches such levels.
     iii) Insurance expense represents $38,105 annually of Directors and Officers coverage that is allocated equally over 12 months in addition to well control insurance that is expensed in the quarter the well is spud (starts drilling). The well control insurance expense varies by well based on the projected depth of the well and the Fund's working interest percentage in the well.
     iv) There will be additional well control insurance which cannot be estimated at the current time if one of the above wells is deemed unsuccessful and we develop a different, unspecified project.

Cash Reserves

The Fund is maintaining cash reserves of $11.1 million to be used for cost overruns, new projects, project development costs or Fund expenses.

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


                                      RIDGEWOOD ENERGY L FUND, LLC

                                      By: /s/ Robert E. Swanson
Dated:    November 14, 2005               Robert E. Swanson
                                          President and Chief Executive Officer
                                          (principal executive officer)


                                      By: /s/  Kathleen P. McSherry
Dated:    November 14, 2005               Kathleen P. McSherry
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (principal financial and accounting
                                          officer)

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