Form 10-Q/A
period 2005-06-30
Ridgewood Energy L Fund LLC
filed 2005-11-17
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 2005 Amended



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]



     As of November 17, 2005 there were 350.1081 shares of membership interest of the registrant outstanding.

                                Table of Contents

                                                                                                                            Page

Part I - FINANCIAL INFORMATION ...............................................................................................3

Item 1.  Financial Statements: ...............................................................................................3

     Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 ....................................................3
     Statements of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited) ..........................4
     Statements of Changes in Shareholders' Capital for the six months ended June 30, 2005 (unaudited) .......................5
     Statements of Cash Flow for the six months ended June 30, 2005 (unaudited) ..............................................6
     Notes to Unaudited Financial Statements .................................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...............................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........................................................13

Item 4.  Controls and Procedures .............................................................................................13

Part II - OTHER INFORMATION ..................................................................................................13

Item 6.  Exhibits ............................................................................................................13

SIGNATURES ...................................................................................................................14

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)

                                 BALANCE SHEETS

                                                                            June 30, 2005         December 31, 2004
                                                                             ------------         -----------------
                                                                             (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                           $ 31,823,950           $ 36,362,893
         Prepaid expenses                                                           3,175                 22,228
                                                                             ------------           ------------

                 Total current assets                                          31,827,125             36,385,121
                                                                             ------------           ------------
Oil and gas properties
         Exploratory drilling costs                                             7,825,620              3,844,685
                                                                             ------------           ------------

                 Total assets                                                $ 39,652,745           $ 40,229,806
                                                                             ============           ============
                      LIABILITIES AND SHAREHOLDERS' CAPITAL
Current liabilities:
         Due to operators                                                    $    774,010           $         --
         Accrued expenses payable                                                  18,058                 16,240
                                                                             ------------           ------------
                 Total liabilities                                                792,068                 16,240
                                                                             ------------           ------------
Commitment and contingencies (Note 4)

Shareholders' capital:
         Manager:
                 Deficit accumulated during the exploratory stage                (265,301)              (140,043)
                                                                             ------------           ------------
         Shareholders:
                 Capital contributions, (670 shares authorized,
                    350.1081 issued and outstanding)                           51,400,840             51,400,840
                 Syndication costs                                             (5,501,727)            (5,501,727)
                 Deficit accumulated during the exploratory stage              (6,773,135)            (5,545,504)
                                                                             ------------           ------------

                         Shareholders total                                    39,125,978             40,353,609
                                                                             ------------           ------------
                 Total shareholders' capital                                   38,860,677             40,213,566
                                                                             ------------           ------------
                 Total liabilities and shareholders' capital                 $ 39,652,745           $ 40,229,806
                                                                             ============           ============




   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                   For the period
                                                          Three months          Six months           May 27, 2004
                                                             ended                ended          (inception) through
                                                         June 30, 2005         June 30, 2005        June 30, 2005
                                                         -------------         -------------        -------------
Expenses
         Dry hole costs                                       880,266              880,266            3,760,994
         Investment fees                                           --                   --            2,315,967
         Management fees (Note 3)                             321,257              642,514            1,191,820
         Accounting and legal fees                              7,558               14,058               40,298
         Insurance                                            131,617              141,143              157,020
         Other general and administrative expenses                274                  349                3,121
                                                          -----------          -----------          -----------

               Total expenses                               1,340,972            1,678,330            7,469,220
                                                          -----------          -----------          -----------
               Loss from operations                        (1,340,972)          (1,678,330)          (7,469,220)
                                                          -----------          -----------          -----------
Other income
         Interest income                                      219,500              325,441              430,784
                                                          -----------          -----------          -----------
               Net loss                                   $(1,121,472)         $(1,352,889)         $(7,038,436)
                                                          ===========          ===========          ===========

               Manager - Net loss                         $   (75,714)         $  (125,258)         $  (265,301)

               Shareholders - Net loss                    $(1,045,758)         $(1,227,631)         $(6,773,135)
               Net loss per share                         $    (2,987)         $    (3,506)         $   (19,346)




   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' CAPITAL

                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                   (Unaudited)

                         Six months ended June 30, 2005

                                                                Manager            Shareholders              Total
                                                             ------------          ------------          ------------
Balances, January 1, 2005                                    $   (140,043)         $ 40,353,609          $ 40,213,566

Net loss                                                         (125,258)           (1,227,631)           (1,352,889)
                                                             ------------          ------------          ------------

Balances, June 30, 2005                                      $   (265,301)         $ 39,125,978          $ 38,860,677
                                                             ============          ============          ============

          For the period May 27, 2004 (Inception) through June 30, 2005

                                                                Manager           Shareholders              Total
                                                             ------------          ------------          ------------
Balances, May 27, 2004 (Inception)                           $         --          $         --          $         --

Shareholders' capital contributions                                    --            51,400,840            51,400,840
Syndication costs (including offering fee of
   $1,801,319 paid to the Manager and selling
   commissions and placement fees of $201,500
   and $514,613, respectively, paid to Ridgewood
   Securities Corp.)                                                   --            (5,501,727)           (5,501,727)
Deficit accumulated during the exploratory stage                 (265,301)           (6,773,135)           (7,038,436)
                                                             ------------          ------------          ------------

Balances, June 30, 2005                                      $   (265,301)         $ 39,125,978          $ 38,860,677
                                                             ============          ============          ============



   The accompanying notes are an integral part of these financial statements.

                         RIDGEWOOD ENERGY L FUND, LLC
                      (An exploratory stage enterprise)
                           STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                           For the period
                                                                                       Six months           May 27, 2004
                                                                                         ended           (inception) through
                                                                                     June 30, 2005          June 30, 2005
                                                                                      ------------          -------------
Cash flows from operating activities
       Net loss                                                                       $ (1,352,889)         $ (7,038,436)
       Adjustments to reconcile net loss to
          net cash and cash equivalents used in operating activities
            Dry hole costs                                                                 880,266             3,760,994
            Changes in assets and liabilities
                  Decrease (increase) in prepaid expenses                                   19,053                (3,175)
                  Increase in accrued expenses payable                                       1,818                18,058
                                                                                      ------------          ------------

                  Net cash used in operating activities                                   (451,752)           (3,262,559)
                                                                                      ------------          ------------
Cash flows from investing activities
       Capital expenditures for oil and gas properties                                  (4,087,191)          (10,812,604)
                                                                                      ------------          ------------
                  Net cash used in investing activities                                 (4,087,191)          (10,812,604)
                                                                                      ------------          ------------
Cash flows from financing activities
       Contributions from shareholders                                                          --            51,400,840
       Syndication costs                                                                        --            (5,501,727)
                                                                                      ------------          ------------
                  Net cash provided by financing activities                                     --            45,899,113
                                                                                      ------------          ------------
                  Net (decrease) increase in cash and cash equivalents                  (4,538,943)           31,823,950

                  Cash and cash equivalents, beginning of period                        36,362,893                    --
                                                                                      ------------          ------------
                  Cash and cash equivalents, end of period                            $ 31,823,950          $ 31,823,950
                                                                                      ============          ============


Supplemental schedule of non-cash activity
       Capital expenditures for oil and gas properties included in  due
       to operators                                                                   $    774,010          $    774,010
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

The Fund was organized to acquire, drill, construct and develop natural gas and oil properties located in the United States offshore waters of Texas and Louisiana in the Gulf of Mexico. Through June 2005, the Fund has not earned revenue from these operations and is considered in the exploratory stage.

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

2. Summary of Significant Accounting Policies

     Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's Registration Statement on Form 10 filed with the SEC, as it may be amended from time to time. The Fund had no business operations or activities prior to July 1, 2004 and therefore, no comparable financial information is provided for the period ended June 30, 2004.

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

In April 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." FAS 19-1 has been applied to the Fund's financial statements to the earliest period presented. Costs of acquisition of mineral interests and drilling exploratory wells are capitalized pending determination of whether the well has found proved reserves. Capitalized exploratory drilling costs are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry hole costs in the event of impairment or reserves are determined to be not proved. Dry hole costs were $880,266 for the three and six months ended June 30, 2005.

Capitalized acquisition costs of producing oil and gas properties after recognizing estimated salvage values are depreciated and depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales will be recognized when delivery is made by the Operator to the purchaser and title transferred, i.e., production has been delivered to a pipeline or transport vehicle.

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas to which the Fund is entitled. The Fund accounts for such gas production imbalances by the entitlements method. Under the entitlements method, the Fund recognizes a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to the other working interest owners for volumes oversold by the Fund. Through June 30, 2005 there were no gas-balancing arrangements between the Fund and other working interest owners.

Interest income is recognized when earned.

     Assets Retirement Obligations

For a substantial portion of the assets, there are obligations to perform removal and remediation activities when the asset is retired. Through June 30, 2005, asset retirement obligations have been determined to be insignificant to have a material effect on the operations of the Fund.

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

3. Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions and receives 15% of distributions made by the Fund out of operating revenue (not including cash flow from distributions and investor capital contributions) from producing wells, less operating expenses and other expenditures relating to the producing wells and less reserves for operating expenses, plug and abandonment costs and certain other actual and contingent liabilities. For the three and six months ended June 30, 2005, a management fee of $321,257 and $642,514 respectively was paid. There have been no distributions made by the Fund through June 30, 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2005, there were no amounts due to or from the Manager.

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


5. Subsequent Event

In the second quarter of 2005, the Fund acquired a working interest in Main Pass
155. In August 2005, one of the wells was determined to be a dry hole. Exploratory drilling costs of $975,826 are reflected as dry hole costs on the accompanying Statement of Operations for the six months ended June 30, 2005.

In July 2005, the Fund signed a Participation Agreement for approximately $6.5 million for a 25% working interest with Apache Corporation to operate a well (East Cameron 48). The well started drilling in August 2005 and was determined to be a dry hole in September 2005.

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

Results of Operations


For the three months ended June 30, 2005 the operating loss was $1,340,972. Expenses related to exploratory drilling included well control insurance totaling $122,090. Expenses related to unsuccessful properties included dry hole costs of $880,266. Management fees of $321,257 and other general and administrative expenses of $17,359 comprised the remainder of the expenses for the quarter.

Through June 30, 2005, the operating loss was $1,678,330. Expenses related to exploratory drilling included well control insurance totaling $122,090. Expenses related to unsuccessful properties included dry hole costs of $880,266. Management fees of $642,514 and other general and administrative expenses of $33,460 comprised the remainder of the expenses for the period.

Other Income

Other income, comprised solely of interest income was $219,500 and $325,441 for the three and six months ended June 30, 2005, respectively. Interest is earned on non-invested capital which is held in highly liquid investments with maturities when purchased of three months or less.

Liquidity and Capital Resources


Cash and cash equivalents decreased by $4.6 million during the first six months of 2005 from $36.4 million at December 31, 2004 to $31.8 million at June 30, 2005. Operating cash was used to pay management fees, insurance costs and other Fund expenses which are offset by cash generated from interest income.

During the period ended June 30, 2005, the Fund invested in oil and gas properties totaling $4.1 million relating to projects, of which $975,826 was written off as dry hole costs. The Fund has incurred an additional $0.8 million of dry hole costs which is included in due to operators as of June 30, 2005.

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

Estimated Capital Expenditures


The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2005, such estimated capital expenditures total $14.6 million. If the wells are unsuccessful, the development capital will be reallocated to one or more new unspecified projects.


The Manager receives an annual management fee of 2.5% of total capital contributions for administrative and advisory services as well as reimbursement of expenses.

  Estimated Capital Expenditures
  As of June 30, 2005                 Total       Less than one year       1-3 years        Notes
  Projects
     South Timbalier 77 #4  (i)      1,472,481        1,472,481                  0         ($733,000 paid in Q3)
     South Timbalier 77 #5 (i)         255,070          255,070                  0
     Main Pass 155  (i) Dry            975,826          975,826                  0         (See subsequent event)
     East Cameron 48 (i)            11,934,000       11,934,000                  0         (See subsequent event)

  Fund Expenses
Management Fees  (ii)                1,191,820        1,285,021             93,201
Accounting & Legal  (ii)                59,041           28,115             30,926
Insurance Expense  (iii)               480,153          442,048             38,105 (iv)

     i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. The Main Pass 155 project was a dry hole; therefore, the unused capital was reallocated to East Cameron
          48. East Cameron 48 began drilling in August 2005 and was determined to be a dry hole in September 2005. The unused capital of approximately $6.2 million was reallocated to two new projects in the third quarter, East Breaks 157 and Eugene Island 337.

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

                            RIDGEWOOD ENERGY L FUND, LLC



                              By:  /s/ Robert E. Swanson
                                   -------------------------------------------
Dated:   November 17, 2005             Robert E. Swanson
                                       President and Chief Executive Officer
                                       (principal executive officer)


                              By:  /s/ Kathleen P. McSherry
                                   -------------------------------------------
Dated:   November 17, 2005             Kathleen P. McSherry
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (principal financial and accounting
                                       officer)

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