Form 10-Q
period 2006-03-31
Ridgewood Energy L Fund LLC
filed 2006-05-15
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

    As of May 15, 2006 there were 350.1081 shares of membership interest of the registrant outstanding.

                                Table of Contents

                                                                                                                 Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:
     Balance Sheets as of March 31, 2006 (unaudited)  and December 31, 2005 .......................................3
     Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited) ......................4
     Statements of Changes in Members' Capital for the three months ended March 31, 2006 and 2005 (unaudited) .....5
     Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited) ......................6
     Notes to Unaudited Financial Statements ......................................................................7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....................12
Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................................14
Item 4. Controls and Procedures ..................................................................................14

Part II - OTHER INFORMATION

Item 6. Exhibits .................................................................................................15
SIGNATURES .......................................................................................................16

Part I - Financial Information
Item 1.  Financial Statements
                                                RIDGEWOOD ENERGY L FUND, LLC

                                                       BALANCE SHEETS

                                                               March 31, 2006          December 31, 2005
                                                               --------------          -----------------
              ASSETS                                            (Unaudited)
Current assets:
        Cash and cash equivalents                                 $ 23,180,627            $ 21,964,099
        Production receivable                                        1,900,131               6,472,470
        Due from operators                                             250,000                 250,000
        Prepaid expenses                                                 9,227                  16,147
                                                                  ------------            ------------
               Total current assets                                 25,339,985              28,702,716
                                                                  ------------            ------------

Salvage fund (Note 5)                                                1,068,822               1,033,427
                                                                  ------------            ------------
Oil and gas properties
        Proved properties                                            9,717,400               9,045,403
        Unproved properties                                            133,655               1,419,884
                                                                  ------------            ------------
                                                                     9,851,055              10,465,287
        Less:  accumulated depletion and
           amortization - proved properties                         (7,632,685)             (4,969,587)
                                                                  ------------            ------------

        Oil and gas properties, net                                  2,218,370               5,495,700
                                                                  ------------            ------------
               Total assets                                       $ 28,627,177            $ 35,231,843
                                                                  ============            ============

                  LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
        Accrued expenses payable                                  $    265,578            $     41,120
        Due to operator                                                105,219                  74,459
        Due to affiliate (Note 7)                                        8,379                   5,583
                                                                  ------------            ------------

               Total current liabilities                               379,176                 121,162

           Asset retirement obligations                                500,720                 495,150
                                                                  ------------            ------------

               Total liabilities                                       879,896                 616,312
                                                                  ------------            ------------

Commitment and contingencies (Note 9)

Members' capital:
           Manager:
               Distributions                                          (880,133)               (125,798)
               Accumulated earnings                                    935,083                 676,347
                                                                  ------------            ------------
                  Manager's total                                       54,950                 550,549
                                                                  ------------            ------------
           Shareholders:
               Capital contributions (670 shares authorized;
                  350.1081 issued and outstanding)                  51,400,840              51,400,840
               Syndication costs                                    (5,501,727)             (5,501,727)
               Distributions                                        (4,987,448)               (712,873)
               Accumulated deficit                                 (13,219,334)            (11,121,258)
                                                                  ------------            ------------
                  Shareholders'  total                              27,692,331              34,064,982
                                                                  ------------            ------------
               Total members' capital                               27,747,281              34,615,531
                                                                  ------------            ------------
               Total liabilities and members' capital             $ 28,627,177            $ 35,231,843
                                                                  ============            ============

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended
                                                                  March 31,
                                                    ------------------------------------
                                                        2006                    2005
                                                    ------------            ------------
Revenues
      Oil and gas revenues                          $ 2,437,797             $        --
                                                    -----------             -----------

Expenses
      Dry hole costs                                  1,355,529                      --
      Depletion and amortization                      2,663,098                      --
      Management fees (Note 7)                          321,257                 321,257
      Lease operating expenses                           94,878                      --
      Accounting fees                                    35,000                   6,500
      Insurance                                           6,920                   9,526
      Accretion expense                                   5,570                      --
      Other general and administrative expenses             245                      76
                                                    -----------             -----------

           Total expenses                             4,482,497                 337,359
                                                    -----------             -----------

           Loss from operations                      (2,044,700)               (337,359)

Other income
      Interest income                                   205,360                 105,942
                                                    -----------             -----------

           Net loss                                 $(1,839,340)            $  (231,417)
                                                    ===========             ===========

           Manager - Net income (loss)              $   258,736             $   (49,544)

           Shareholders - Net loss                  $(2,098,076)            $  (181,873)
           Net loss per share                       $    (5,993)            $      (519)

   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
                                   (Unaudited)

                                         Three months ended                                    Three months ended
                                           March 31, 2006                                        March 31, 2005
                         ---------------------------------------------------    -------------------------------------------------
                           Manager         Shareholders          Total            Manager        Shareholders          Total
                         -------------    ---------------    ---------------    ------------    ---------------    --------------
Balances, January 1      $    550,549     $ 34,064,982        $ 34,615,531     $   (140,043)   $ 40,353,609       $ 40,213,566
Distributions                (754,335)      (4,274,575)         (5,028,910)              --              --                 --
Net income (loss)             258,736       (2,098,076)         (1,839,340)         (49,544)       (181,873)          (231,417)
                         ------------     ------------        ------------     ------------    ------------       ------------
Balances, March 31       $     54,950     $ 27,692,331        $ 27,747,281     $   (189,587)   $ 40,171,736       $ 39,982,149
                         ============     ============        ============     ============    ============       ============


   The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three months ended
                                                                                         March 31,
                                                                             ----------------------------------
                                                                                 2006                  2005
                                                                             ------------          ------------
Cash flows from operating activities
     Net loss                                                                $ (1,839,340)         $   (231,417)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
        Depletion and amortization                                              2,663,098                    --
        Accretion expense                                                           5,570                    --
        Dry hole costs                                                          1,355,529                    --
        Interest collected on salvage fund                                        (35,395)                   --
        Changes in assets and liabilities
           Decrease in production receivable                                    4,572,339                    --
           Decrease in prepaid expenses                                             6,920                 9,526
           Increase in due to operator                                             30,760                    --
           Increase (decrease) in accrued expenses payable                        224,458                (5,740)
           Increase in due to affiliate                                             2,796                    --
                                                                             ------------          ------------
           Net cash provided by (used in) operating activities                  6,986,735              (227,631)
                                                                             ------------          ------------
Cash flows from investing activities
     Capital expenditures for oil and gas properties                             (741,297)                   --
                                                                             ------------          ------------
           Net cash used in investing activities                                 (741,297)                   --
                                                                             ------------          ------------
Cash flows from financing activities
     Distributions                                                             (5,028,910)                   --
                                                                             ------------          ------------
           Net cash used in financing activities                               (5,028,910)                   --
                                                                             ------------          ------------
           Net increase (decrease) in cash and cash equivalents                 1,216,528              (227,631)

           Cash and cash equivalents, beginning of period                      21,964,099            36,362,893
                                                                             ------------          ------------
           Cash and cash equivalents, end of period                          $ 23,180,627          $ 36,135,262
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

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker dealers, corporate fiduciaries, insurers, banks and others as required. (Notes 2, 6 and 7)

2. Summary of Significant Accounting Policies

      Basis of presentation

These interim financial statements have been prepared by the Fund's management, without audit, in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in these interim financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These interim financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2005 included in the Fund's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances and environmental liabilities. Actual results may differ from those estimates.

     Oil and gas properties

Investments in oil and gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable Operating Agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed. Costs to develop proved reserves, including the cost of all development wells and related facilities and equipment used in the production of natural gas and crude oil, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed as impaired. It is not the Manager's intention to sell any of the Fund's property interests.

Capitalized costs of producing oil and gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

     Revenue Recognition

Oil and gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred, i.e., production has been delivered to a pipeline or transport vehicle.

The volume of gas sold by the operator on the Fund's behalf may differ from the volume of gas the Fund is entitled to. The Fund will account for such gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to the other working interest owners for volumes oversold by the Fund. For the periods ended March 31, 2006 and December 31, 2005, there were no gas-balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Costs associated with offering the Fund's shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For proved oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" in 2004. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet. In 2005, the Fund recorded asset retirement obligations of $495,150 related to its producing properties of which $9,113 represents accretion expense during 2005. Accretion expense for the three months ended March 31, 2006 totaled $5,570. There were no asset retirement obligations settled for the periods ended March 31, 2006 and December 31, 2005.

   Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the assets. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. No impairment was recorded during 2006 or 2005 except for the wells recorded as dry hole costs. In 2006, East Breaks 157 was deemed a dry hole and the cost of the well was written off.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves are used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. For the three months ended March 31, 2006, depletion and amortization totaled $2,663,098. There was no depletion and amortization for the three months ended March 31, 2005.

 Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual members.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. As of March 31, 2006, bank balances exceeded federally insured limits by approximately $23 million. The Fund maintains bank deposits with high quality financial institutions to mitigate such risk.

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

In April 2005, the FASB issued FASB Staff Position (FSP) 19-1, "Accounting for Suspended Well Costs." The Fund adopted FSP 19-1 during the second quarter of 2005 (Note 4). Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis for impairment of value by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalized costs are expensed as dry hole costs in the event that reserves are determined to be not proved. Dry hole costs were $1,355,529 for the three months ended March 31, 2006. There were no dry hole costs for the three months ended March 31, 2005.

In the first quarter of 2006, the Fund adopted SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Fund's financial statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying that FASB Interpretation No.46(R)", that will become effective beginning in the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Fund's financial statements.

4.   Unproved Properties - Capitalized Exploratory Well Costs

The following table reflects the net changes in capitalized exploratory well costs for the three months ended March 31, 2006 and year ended December 31, 2005:

                                           Three months ended March 31, 2006                 Year ended December 31, 2005
                                           ----------------------------------       -----------------------------------------------
                                              East       Eugene                       South       East        Eugene
                                             Breaks      Island                     Timbalier    Breaks       Island
                                              157          337        Total            #77        157           337        Total
                                           ----------  ----------  -----------      ------------ ----------  ---------- -----------
Balance - beginning of period              $1,320,884  $   99,000   $1,419,884       $3,844,685  $       --  $       --  $3,844,685

Additions to capitalized drilling costs
  pending the determination of proved
  reserves                                         --      34,655       34,655        4,714,680   1,320,884      99,000   6,134,564
Reclassifications to proved properties
  based on the determination of proved
  reserves                                         --          --           --       (8,559,365)                         (8,559,365)
Capitalized exploratory drilling costs
  charged to dry hole costs                (1,320,884)         --   (1,320,884)              --          --          --          --
                                          -----------  ----------- -----------      -----------  ----------  ----------  ----------

Balance - end of period                   $        --  $  133,655  $   133,655      $        --  $1,320,884  $   99,000  $1,419,884
                                          ===========  ==========  ===========      ===========  ==========  ==========  ==========

Exploratory drilling in South Timbalier #77 commenced in January 2005 and both wells began producing in August 2005. As of March 31, 2006 and December 31, 2005, the Fund has no capitalized exploratory well costs greater than one year.

5.   Short-term Investments in Marketable Securities / Salvage Fund

As of March 31, 2006 a significant portion of the salvage fund is invested in short-term marketable securities, the balance of $3,812 was invested in cash and cash equivalents:

                                             Net Unrealized
                                   Cost           Gain        Fair Value
                                ----------   --------------   -----------
Held-to-Maturity
   U.S. Treasury Bills          $1,065,010     $    5,316     $1,070,326

Held-to-maturity securities are carried in the financial statements at cost. U.S. Treasury Bills mature in August 2006.

6.   Distributions

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

The Manager received distributions of $754,335 for the three months ended March 31, 2006. There were no distributions for the three months ended March 31, 2005.

7.  Transactions with Manager

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. For the three months ended March 31, 2006 and 2005, a management fee of $321,257 was incurred and paid.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2006 and December 31, 2005, the Fund owed the Manager $8,379 and $5,583, respectively.

In 2004, the Manager was paid an offering fee of $1,801,319 which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note
2).

In 2004, Ridgewood Securities Corp., a registered broker dealer affiliated with the Manager, was paid selling commissions and placement fees of $201,500 and $514,613, respectively, for shares of the Fund sold which are reflected in syndication costs (Note 2).

The Fund co-invests with affiliated funds managed by the Manager to acquire and develop oil and gas projects.

8.  Fair Value of Financial Instruments

As of March 31, 2006 and December 31, 2005, the carrying values of cash and cash equivalents, production receivable, salvage fund, due from/to operators and accrued expenses payable approximate fair values. Cash and cash equivalents principally consist of money market funds.

9.  Commitment and Contingencies

    Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that noncompliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2006 and December 31, 2005, there were no known environmental issues that required the Fund to record a liability.

     Salvage Fund

Pursuant to the Fund's Operating Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling of production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund; there are no legal restrictions on the withdrawal from the salvage fund.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of oil and natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's Annual Report on Form 10-K Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results are based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Financial Statements" in Part I of this Form 10-Q for a presentation of the Fund's critical accounting principles. No changes in critical accounting policies and estimates have been made since filing the Form 10-K.

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

As of March 31, 2006 we owned working interests in seven offshore blocks and have participated in five projects, drilling six wells of which four were dry and two were successful. The successful project, South Timbalier 77, consisting of two wells, #4 and #5, began production in August 2005. There are two remaining projects to be drilled one of which has been delayed since Hurricane Katrina.

Results of Operations

Revenues of $2,437,797 for the three months ended March 31, 2006 include oil and gas revenues from the South Timbalier 77 project. 46% of revenue represents oil sales and 54% of revenue represents gas sales. The Fund owns a 20% working interest in each of the wells which in total produced approximately 261 MMcfe's per month for the quarter ended March 31, 2006. For the quarter ended March 31, 2006, depletion and amortization and lease operating expenses totaled $2,757,976. During March 2006 we received notice that the East Breaks 157 project did not contain commercially productive oil and gas reserves and the decision was made to plug and abandon the well. Dry-hole costs incurred related to East Breaks 157 and two previously abandoned projects through March 31, 2006 of $1,355,529 were expensed during the period. Management fees of $321,257 and general and administrative expenses of $47,735 comprised the remainder of the expenses for the period.

There were no producing properties and therefore, no revenues for the three months ended March 31, 2005. For the three months ended March 31, 2005, the operating loss of $337,359 was primarily comprised of management fees of $321,257 and other general and administrative expenses of $16,102.

Other Income

Other income, comprised solely of interest income, was $205,360 and $105,942 for the three months ended March 31, 2006 and 2005, respectively. Interest is earned on non-invested capital which is held in highly liquid investments with maturities when purchased of three months or less. Higher interest rates for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 accounted for the increased interest income.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1.2 million during the three months ended March 31, 2006 from $22.0 million at December 31, 2005 to $23.2 million at March 31, 2006. Cash from operating activities of $7.0 million primarily represents oil and gas revenue receipts less expenditures for lease operating and general and administrative expenses.

During the three months ended March 31, 2006, the Fund invested in oil and gas properties totaling $0.7 million, the majority of which represents intangible drilling costs related to the South Timbalier 77 project.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and shareholders capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. For the three months ended March 31, 2006 the Fund distributed $5.0 million of available cash from operations, inclusive of $0.8 million distributed to the Manager.

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

Wells drilled may not have commercially productive natural gas reservoirs. In such an event, the Fund's revenue, future results of operations and financial condition would be adversely impacted.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2006, such estimated capital expenditures to be spent total $16.6 million.

The table below sets out exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods.

  Estimated Capital Expenditures
  As of March 31, 2006            Total Project        Spent thru           To be Spent
                                     Costs           March 31, 2006       Next 12 months
Projects
    Eugene Island 337 (i)          $ 5,200,000       $   133,655          $ 5,066,345
    West Cameron 95 (i)             11,440,000                 0           11,440,000

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

Item 4.  Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended ("Exchange Act") as of March 31, 2006 ("Evaluation Date"). Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.


(b)     Changes in Internal Control over Financial Reporting

There have been no changes in the Fund's internal control over financial reporting during the Fund's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                          RIDGEWOOD ENERGY L FUND, LLC


                          By: /s/ Robert E. Swanson
                              ---------------------
Dated:  May 15, 2006          Robert E. Swanson
                              President and Chief Executive Officer
                              (principal executive officer)


                          By: /s/ Kathleen P. McSherry
                              ------------------------
Dated:  May 15, 2006          Kathleen P. McSherry
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)

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