Form 10-K/A
period 2005-12-31
Ridgewood Energy L Fund LLC
filed 2007-03-07
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _____ to _____

                          Commission File No. 000-51267

                          RIDGEWOOD ENERGY L FUND, LLC
             (Exact name of registrant as specified in its charter)

                     Delaware                       11-37197243
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)

                  1314 King Street, Wilmington, Delaware 19801
               (Address of principal executive offices) (Zip code)

                                 (302) 888-7444
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                        Shares of LLC Membership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes |_| No |X|


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      |X|

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. (Check one):


   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|


Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 7, 2007, was approximately $51.4 million and as of that date there are
350.1081 Shares outstanding.

Explanatory Paragraph

This Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to the Ridgewood Energy L Fund, LLC (the "Fund") Form 10-K (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on March 14, 2006, is a result of the restatement of our audited financial statements as of and for the year ended December 31, 2005 and as of December 31, 2004 and for the period May 27, 2004 (Inception) through December 31, 2004.

We are restating our previously reported financial information for these periods to correct for the following: (1) misclassifications of unproved properties, and insurance expense, (2) reclassification of advances to operators for working interest and expenditures account from unproved properties, and the salvage fund from cash and cash equivalents, (3) accruals for property, oil and gas revenues, and lease operating expenses, (4) erroneous calculations of depletion and amortization, and allocation of net loss between shareholders and the manager, and (5) recording of asset retirement obligations and related accretion expense.

The restatements are described in more detail in Note 10 to the Financial Statements included elsewhere in this report.

Accordingly, this amendment only amends and restates Part I; Items 6, 7, 8 and 9A and Part II; Item 15 of the Original Filing. In each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby, except for the Business Update included in Item 7., which reflects the current status of each project.

                               TABLE OF CONTENTS

        Part II                                                             Page
Item 6.    Selected Financial Data                                             4
Item 7.    Management Discussion and Analysis of Financial Condition and
           Results of Operations                                               5
Item 8.    Financial Statements and Supplemental Data                         13
Item 9A.   Controls and Proceedures                                           14

        Part III
Item 15.   Financial Statements and Exhibits                                  17

Item 6.  SELECTED FINANCIAL DATA

The following table summarizes certain of our selected financial data as of and for the year ended December 31, 2005 and as of December 31, 2004 and for the period May 27, 2004 (Inception) through December 31, 2004. The information summarized below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited Financial Statements and related Notes.


                                                                         For the period May
                                                                        27, 2004 (Inception)
                                                For the year ended       through December
Statement of Operations Data:                   December 31, 2005             31, 2004
                                                -----------------             --------
                                                  (Restated) *              (Restated) *
      Revenues                                    $  7,432,025            $          -
      Loss from operations                          (5,767,228)             (5,790,890)
      Net loss                                      (5,060,957)             (5,685,547)
      Net loss per share                             $ (16,622)              $ (15,906)
      Number of shares outstanding                    350.1081                350.1081

Balance Sheet Data:                            December 31, 2005        December 31, 2004
                                               -----------------        -----------------
                                                  (Restated) *            (Restated) *
      Cash and cash equivalents                   $ 21,964,099            $ 35,341,401
      Salvage fund                                   1,033,427               1,004,754
      Oil and gas properties, net                    5,933,634               3,844,685
      Total assets                                  35,263,965              40,229,806
      Total current liabilities                        617,058                  16,240
      Total members' capital                        34,313,938              40,213,566
      Total liabilities and members' capital        35,263,965              40,229,806

    * See note 10 to the audited financial statements for further details of restatement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A, as amended, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Form 10-K/A reflect the current views of the management of Ridgewood Energy L Fund, LLC (the "Fund") with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and gas exploratory operations, the fact that the Fund's drilling activities are managed by third parties, the volatility of oil and gas prices and extraction, and those other risks and uncertainties discussed in this report and in the Fund's registration statement on Form 10, as amended, filed with the Securities and Exchange Commission (the "SEC"), that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this registration statement will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on the Fund's behalf are expressly qualified in their entirety by this section.

Restatement of Financial Statements

On December 15, 2006, Ridgewood Energy Corporation, the Manager of the Fund, concluded that the Fund's financial statements as of December 31, 2004 and for the period from May 27, 2004 (Inception) through December 31, 2004 included in the Fund's registration statement on Form 10, as originally filed with the SEC on April 29, 2005, the Fund's financial statements as of and for the year ended December 31, 2005 included in the Fund's Form 10-K filed with the SEC, and the interim financial statements contained in the Fund's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, September 30, 2005 and March 31, 2006, and Form 10-Q/A for the quarterly period ended June 30, 2005, should no longer be relied upon and should be restated because of errors in such financial statements that have been detected by management of the Fund. Accordingly, this amendment to the Fund's 2005 Annual Report on Form 10-K contains restated financial statements as of December 31, 2004 and for the period from May 27, 2004 (Inception) through December 31, 2004 and as of and for the year ended December 31, 2005.

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund's primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering shares in a private offering on July 22, 2004. As a result of such offering, it raised approximately $51.4 million through the sale of 350.1081 shares of LLC membership interests. After the payment of approximately $7.8 million in offering fees, commissions and investment fees to the Fund's Manager Ridgewood Energy Corporation, affiliates, and broker-dealers, the Fund retained approximately $43.6 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable to the Manager for the service of investigating and evaluating investment opportunities and affecting transactions.

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a onetime investment fee (4.5% of capital contributions) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5% of capital contributions), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions.

The following review of operations for the year ended December 31, 2005 and the period May 27, 2004 (Inception) through December 31, 2004 should be read in conjunction with our financial statements and the notes thereto beginning on page F-1.

Business Update

In 2004, the Fund acquired from Millenium Offshore Group ("MOGI") (now ATP) a 20% working interest in the South Timbalier 77 field of which two wells were drilled and are producing.

                                       Working        Costs incurred
                                       Interest      through 12/31/06
Well Name                  Offshore       %           (in thousands)                 Status
South Timbalier 77#1          LA        10.00%           $ 6,383                 Currently producing
South Timbalier 77#2          LA        10.00%           $ 3,008                 Currently producing

The Fund acquired the West Cameron 103 from Gryphon Exploration Company (now
Woodside) and East Breaks 157 from ENI Petroleum (now Woodside). Both wells were deemed dry-holes and were plugged and abandoned.

                                       Working        Costs incurred
                                       Interest      through 12/31/06
Well Name                  Offshore       %           (in thousands)                 Status
West Cameron 103              LA        20.00%           $ 2,798                 DRY:November 2004
East Breaks 157               TX         7.00%           $ 1,789                   DRY:March 2006

The Fund acquired a 13.3% working interest in Eugene Island 337 from Devon
Energy ("Devon") which was drilled in two zones, one at 12,500 feet which was dry and one at 7,500 feet which will be completed once a platform-based rig becomes available to Devon.

                                       Working        Costs incurred
                                       Interest      through 12/31/06
Well Name                  Offshore       %           (in thousands)                 Status
Eugene Island 337             LA        13.33%           $ 3,456          Discovery July 2006: Waiting on
                                                                                    Production

The Fund acquired a 25% working interest in East Cameron 48 from Apache
Corporation ("Apache") which was drilled and deemed a dry-hole in September
2005.

                                       Working        Costs incurred
                                       Interest      through 12/31/06
Well Name                  Offshore       %           (in thousands)                 Status
East Cameron 48               LA        25.00%           $ 5,893                 DRY:September 2005

The Fund acquired a 7.5% working interest in Main Pass 155 from Samson Energy
("Samson") which was drilled and deemed a dry-hole in July 2005.

                                       Working       Costs incurred
                                       Interest      through 12/31/06
Well Name                  Offshore       %           (in thousands)                 Status
Main Pass 155                 AL         7.50%           $   988                  DRY:July 2005

The Fund acquired a 20% working interest in West Cameron 95 from El Paso Corporation ("El Paso") in 2006 which was drilled and deemed a dry-hole in July 2006. At a depth of 10,781 feet the drilling string became stuck which forced us to side-track the well. The Fund has filed a claim with its insurance carrier for the cost of the side-track.

                                       Working       Costs incurred
                                       Interest      through 12/31/06
Well Name                  Offshore       %           (in thousands)                 Status
West Cameron 95               LA        20.00%           $ 5,597                 DRY:July 2006

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company ("LLOG").

                                       Working
                                       Interest          Budgeted
Well Name                  Offshore       %           (in thousands)                 Status
Galveston 248                TX         7.50%           $ 1,815           2nd quarter 2007 drilling date
Ship Shoal 1                  LA         7.50%           $ 1,425           3rd quarter 2007 drilling date
South Marsh Island 111        LA         7.50%           $ 1,410           1st quarter 2007 drilling date
Vermilion 344                 LA         7.50%           $ 1,620           Successful-completion in progress
West Delta 67                 LA         7.50%           $ 1,290           2nd quarter 2007 drilling date
West Delta 68                 LA         7.50%           $ 1,380              Drilling: February 2007


In December 2006, the Fund acquired a working interest in Main Pass 275 well operated by Newfield Exploration Company ("Newfield").

                                       Working
                                       Interest          Budgeted
Well Name                  Offshore       %           (in thousands)                 Status
Main Pass 275                 LA        10.00%           $ 2,000           Successful-completion in progress


Results of Operations

The following Results of Operations should be read in conjunction with our financial statements and the notes thereto beginning on page F1. Management's discussion and analysis has been revised for the effects of the restatement discussed in Note 10 to the financial statements.

For the year ended December 31, 2005 compared to the period May 27, 2004 (Inception) through December 31, 2004

Net loss. Net loss for December 31, 2005 and for the period May 27, 2004 (Inception) through December 31, 2004, was approximately $5.1 million and $5.7 million. The net loss is a result of items discussed below.

Oil and gas revenues. Oil and natural gas revenues for the year ended December 31, 2005 were approximately $7.4 million. For the period May 27, 2004 (Inception) through December 31, 2004, the Fund had not recorded any oil and gas revenues and was considered an exploratory stage enterprise. The increase is the result of production of oil and natural gas in 2005 as compared to no production in 2004. In 2005, production volume for oil was approximately 87 thousand MCFEs (one thousand cubic feet) and the average sales price was approximately $9.68 per MCFE. In 2005, production volume for natural gas was approximately 528 thousand MCFEs and the average sales price was approximately $12.47 per MCFE.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. Investment fees incurred and paid for the period May 27, 2004 (Inception) through December 31, 2004 were approximately $2.3 million. There were no investment fees incurred or paid in 2005.

Dry-hole costs. Dry-hole costs for the year ended December 31, 2005 were approximately $6.7 million, an increase of approximately $3.8 million, or 131% compared to approximately $2.9 million for the period May 27, 2004 (Inception) through December 31, 2004. This increase is predominately the result of plug and abandonment expenses incurred and paid in 2005 relating to two projects determined to be dry-holes compared to expenses incurred and paid in 2004 relating to one project determined to be dry.

Depletion and amortization. Depletion and amortization for the year ended December 31, 2005 was approximately $4.9 million, an increase of approximately $4.9 million, or 100% compared to nil for the period May 27, 2004 (Inception) through December 31, 2004. This increase is predominately the result of increased production of reserve volumes in 2005 compared to 2004 when no production occurred.

Accretion expense. Accretion expense for the year ended December 31, 2005 was approximately $10 thousand, an increase of approximately $10 thousand, or 100% compared to nil for the period May 27, 2004 (Inception) through December 31, 2004. This increase is related to the increase in asset retirement obligations which is a result of having proved properties in 2005.

Management fees. Management fees for the year ended December 31, 2005 were approximately $1.3 million, an increase of approximately $0.8 million, or 134% compared to approximately $0.5 million for the period May 27, 2004 (Inception) through December 31, 2004. This increase is the result of the Fund having management fees for twelve months in 2005 compared to only five months in 2004.

Lease operating expenses. Lease operating expenses for the year ended December 31, 2005 were approximately $64 thousand, an increase of approximately $64 thousand, or 100% compared to nil for the period May 27, 2004 (Inception) through December 31, 2004. This increase is predominately the result of increased production activity in 2005 compared to 2004 when no production occurred.

Other general and administrative expenses. Other general and administrative expenses for the year ended December 31, 2005 were approximately $303 thousand, an increase of approximately $258 thousand, or 575% compared to approximately $45 thousand for the period May 27, 2004 (Inception) through December 31, 2004. This increase is predominately the result of an increase in both insurance costs and accounting fees.

Other Income. Other income for the year ended December 31, 2005 was approximately $0.7 million, an increase of approximately $0.6 million, or 570% as compared to approximately $0.1 million for the period May 27, 2004 (Inception) through December 31, 2004. Other income is comprised of interest income on money market funds. In 2005, the average monthly interest income increased as a result of higher interest rates in 2005 compared to 2004. Additionally, interest was earned for twelve months in 2005 compared to only five months in 2004.

Capital Resources and Liquidity

Cash flows provided by operating activities for the year ended December 31, 2005 were approximately $0.3 million, primarily related to revenue for oil and natural gas production, due to increased volume and pricing, offset by an increase in production receivable and cash expenditures for operating expenses.

Cash flows used in operating activities for the period May 27, 2004 (Inception) through December 31, 2004 were approximately $2.8 million, primarily related to the payment of the onetime investment fee of approximately $2.3 million and payments for management fees.

Cash flows used in investing activities for the year ended December 31, 2005 were approximately $12.8 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the period May 27, 2004 (Inception) through December 31, 2004 were approximately $7.7 million, primarily related to approximately $3.1 million for capital expenditures for oil and gas properties, approximately $3.6 million for payments to operators for working interests and expenditure and approximately $1.0 million for funding of salvage fund. Investing activities for oil and gas properties relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities which occurs after a well has begun producing.

Cash flows used in financing activities for the year ended December 31, 2005 were approximately $0.8 million, related to distributions to shareholders and the Manager.

Cash flows provided by financing activities for the May 27, 2004 (Inception) through December 31, 2004 were approximately $45.9 million, primarily related to contributions from shareholders offset by syndication costs paid for of approximately $51.4 million and $5.5 million, respectively.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of December 31, 2005, such estimated capital expenditures to be spent total approximately $11.6 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

Estimated Capital Expenditures
As of December 31, 2005
In thousands                                     Spent Through
                              Total Project       December 31,          To be Spent
                                 Costs               2005              Next 12 Months
Projects                         -----               ----              --------------
Eugene Island 337 (i)          $ 5,200             $   129                 $ 5,071
South Timbalier 77 (ii)          9,391               9,359                      32
Main Pass 155 (iii)              1,000                 958                      42
East Cameron 48 (iv)             5,900               5,786                     114
East Break 157 (v)               7,700               1,325                   6,375
                               -------             -------                 -------
                               $29,191             $17,557                 $11,634
                               =======             =======                 =======

     (i) Eugene Island 337 was determined a success in July 2006.
    (ii) South Timbalier 77 project was a success and began producing in August 2005.
   (iii) Main Pass 155 was determined to be a dry-hole in July 2005.
    (iv) East Cameron 48 was determined to be a dry-hole in September 2005.
     (v) East Break 157 was determined to be a dry-hole in March 2006.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2005 and December 31, 2004 and does not anticipate the use of such arrangements in the future.

Critical Accounting Estimates

Natural Gas and Oil Reserve Estimates

Natural gas and oil reserve quantities estimated by third party petroleum engineer specialists are used to calculate depletion as well as used to estimate future net cash flows when analyzing properties for impairment. These reserve estimates are updated at least annually. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment. Revisions to the estimated reserves may result from actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors. Revisions to estimated reserves could have a material affect on future depletion expenses as well as impairment of proved properties which could have a material impact on our future results of operations, financial position and/or cash flows.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not participate in any discussions or negotiations regarding any such contracts. No contractual obligations of the Fund existed at December 31, 2005 and December 31, 2004.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Our management has determined that we had material weaknesses in our internal control over financial reporting as of the end of the period covered by this report. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects an entity's ability to initiate, authorize, record, process, or report financial data reliably in accordance with accounting principles generally accepted in the United States ("GAAP") such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses were: (i) insufficient training programs and formalized policies and procedures; (ii) our management's lack of sufficient technical accounting expertise in GAAP and SEC requirements; and (iii) a lack of resources necessary to perform consistent, routine analytical reviews of the financial results, including key balance sheet and income statement account analyses. Because of the existence of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

As of the date of this report, we believe we have remediated these material weaknesses by creating detailed training programs and policies and procedures surrounding the accounting for oil and natural gas projects and GAAP and SEC financial reporting controls, expanding our accounting and SEC reporting staff, hiring five personnel with GAAP and/or SEC accounting and reporting expertise, adopting more formalized communication, documentation and reconciliation of financial reporting procedures, including developing GAAP and SEC policy and procedure manuals and detailed GAAP and SEC disclosure and control checklists, and enhancing tools and adding appropriate resources to perform consistent, routine analytical reviews of the GAAP financial results, including key balance sheet and income statement account analyses.

Although we believe we remediated all identified material weaknesses, investors, however, should be aware that the Fund cannot guarantee that future material weaknesses will not develop or be identified. Any new deficiencies identified could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K are included in the financial statements listed in Item 15 and filed as part of this report.

Item 9A.  Controls and Procedures

(a)  Conclusion Regarding the Effectiveness of Disclosure Controls and
     Procedures

The Fund maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Fund files or submits as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") to allow timely decisions regarding required disclosures.

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Fund on December 21, 2006, on December 18, 2006, the Manager of the Fund, Ridgewood Energy Corporation, concluded that the Fund's financial statements as of and for the period from May 27, 2004 (Inception) to December 31, 2004 and as of and for the year ended December 31, 2005 as included in the Fund's Form 10 registration statement and Annual Report on Form 10-K should no longer be relied upon and should be restated to correct for errors detected by management. The Fund is filing amendments to its Form 10-K, as well as amendments to its Quarterly Reports on Form 10-Q and Form 10-Q/A for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 as a result of these restatements.

Accordingly, subsequent to the Evaluation Date, management of the Fund concluded that we had material weaknesses in our internal control over financial reporting as of the Evaluation Date. Because of the existence of these material weaknesses, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of such date. As of December 22, 2006, we believe we have addressed the material weaknesses through the institution of the material weakness remediation plans described below.

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Material Weaknesses

After examining certain transactions and reviewing reconciliations from 2004 and 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on December 15, 2006, management concluded that the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include accounting principles generally accepted in the United States ("GAAP") and financial reporting procedures surrounding GAAP pre and post-closing procedures.

Management concluded the reason for these errors primarily related to the lack of technical expertise relating to certain GAAP processing, recording, summarizing and reporting processes.

The Fund had the following weaknesses.

     o Insufficient training programs, and formalized policies and procedures on documenting financial controls, to ensure the ongoing application and execution of controls;
     o Staff lacking sufficient technical accounting expertise in GAAP and SEC requirements; and
     o Lack of resources necessary to perform consistent, routine analytical reviews of the financial results, including key balance sheet and income statement account analyses.

(d)  Material Weaknesses Remediated

Management has been and is committed to remediation of weaknesses, as well as to continual improvement of the Fund's overall system of internal control over GAAP financial reporting. Management has developed and implemented remediation procedures for each of the weaknesses, and has undergone efforts to significantly strengthen the existing financial organization and systems across the Fund. These efforts included the addition of finance resources which provided technical support and oversight of financial processes. In addition, various employees attended training programs. The Fund also utilized additional resources to assist in the program management aspect of each weakness in its remediation design.

The remediation plans were initially instituted in 2006, and have been evaluated by management. Based on these evaluations, management has determined the corrective actions have been implemented to address the weaknesses.

With respect to the weaknesses, the following remediation actions have been implemented throughout the year:

     o Created detailed training programs and policies and procedures surrounding the accounting for oil and natural gas projects and GAAP and SEC financial reporting controls;
     o Expansion of accounting and SEC reporting staff and various resources, by hiring five personnel with GAAP and/or SEC accounting and reporting expertise; and

     o Enhanced tools and added appropriate resources to perform consistent, routine analytical reviews of the GAAP financial results, including key balance sheet and income statement account analyses.

On December 22, 2006, management, as a result of its ongoing evaluation of the effectiveness of the Fund's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 as amended (the "34 Act") Rules 13a-15(e) and 15d-15(e)) and "internal control over financial reporting" (as defined in the 34 Act Rules 13a-15(f) and 15d-15(f)), concluded the material weaknesses disclosed in this Item 9A had been addressed and remediated.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS
     (a) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm                                      F-1
Balance Sheets as of December 31, 2005 (restated) and December 31, 2004 (restated)           F-2
Statements of Operations, for the year ended December 31, 2005 (restated) and for the period
   of May 27, 2004 (Inception) through December 31, 2004 (restated)                          F-3
Statements of Changes in Members' Capital, for the year ended December 31, 2005 (restated)
   and for the period of May 27, 2004 (Inception) through December 31, 2004 (restated)       F-4
Statements of Cash Flows, for the year ended December 31, 2005 (restated)
   and for the period of May 27, 2004 (Inception) through December 31, 2004 (restated)       F-5
Notes to Audited Financial Statements                                                        F6-23

     (b) Exhibits:
Exhibits required by Section 601 of Regulation S-K.
Exhibit No.  Description
-----------  -----------
    3 (i)(A) Articles of Formation of Registrant (incorporated by reference to
             Exhibit 3.1 of Registrant's Registration Statement on Form 10-12
             G/A filed with the Commission on September 2, 2005).
    3 (i)(B) Limited Liability Company Agreement of Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on
             Form 10-12G/A filed with the Commission on September 2, 2005).
 10.1        Registrant's Confidential Private Offering Memorandum (incorporated by reference to Exhibit 10.1A of Registrant's Registration
             Statement on form 10-12G/A filed with the Commission on September
             2, 2005).
 10.2        Joint Operating Agreement between Gryphon Exploration and Ridgewood
             Energy Corporation as Manager of the Registrant (incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on
             Form 10-12G/A filed with the Commission on September 2, 2005).
 10.3        Offshore Operating Agreement between Millennium Offshore Group and
             Ridgewood Energy Corporation as Manager of the Registrant for the
             South Timbalier 77 (incorporated by reference to Exhibit 10.3 of
             Registrant's Registration Statement on Form 10-12G/A filed with the
             Commission on September 2, 2005).
 10.4        Offshore Operating Agreement between Samson Offshore Company and
             Ridgewood Energy Corporation as Manager of the Registrant for the
             Main Pass project (incorporated by reference to Exhibit 10.4 of
             Registrant's Registration Statement on Form 10-12G/A filed with the
             Commission on September 2, 2005).
 10.5        Offshore  Operating Agreement between Apache Corporation and
             Ridgewood Energy Corporation as Manager of the Registrant for the
             East Cameron 48 project (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form 10-12G/A filed with the Commission on September 2, 2005.
 10.6        Assignment of Contractual Rights for West Cameron 556 and East
             Cameron 299 between Millenium Offshore Group, Inc. and Ridgewood
             Energy Corporation as Manager of the  Registrant (incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on
             Form 10-12G/A filed with the Commission on September 2, 2005.
   14        Code of Ethics, adopted on May 27,  2004 (incorporated by reference to the Registrant's Form 10-K filed with the SEC on March 14,
             2006).
 31.1   *    Certification of Robert E. Swanson, Chief Executive Officer of the
             Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).
 31.2   *    Certification of Kathleen P. McSherry, Chief Financial Officer of
             the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).
   32   *    Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Registrant, and Kathleen P. McSherry, Chief Financial Officer of the
             Registrant.
     * Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 7, 2007                  RIDGEWOOD ENERGY L FUND, LLC


                            By:   /s/  KATHLEEN P. MCSHERRY
                                Name:  Kathleen P. McSherry
                               Title:  Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Manager of Ridgewood Energy L Fund, LLC:


We have audited the accompanying balance sheets of Ridgewood Energy L Fund, LLC (the "Fund") as of December 31, 2005 and 2004, and the related statements of operations, changes in members' capital, and cash flows for the year ended December 31, 2005 and for the period May 27, 2004 (Inception) through December 31, 2004. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy L Fund, LLC at December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period May 27, 2004 (Inception) through December 2004, in conformity with accounting principles generally accepted in the United States of America

As discussed in Note 10, the accompanying 2005 and 2004 financial statements have been restated.


/s/ Deloitte & Touche LLP

March 7, 2007
Parsippany, New Jersey

                          RIDGEWOOD ENERGY L FUND, LLC
                                 BALANCE SHEETS

                                                                        December 31, 2005     December 31, 2004
                                                                        -----------------     -----------------
                                                                           (Restated -           (Restated -
                                                                           see note 10)          see note 10)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                               $ 21,964,099          $ 35,341,401
    Production receivable                                                      6,066,658                     -
    Due from operators                                                           250,000                     -
    Interest receivable                                                                -                16,738
    Prepaid expenses                                                              16,147                22,228
                                                                            ------------          ------------
       Total current assets                                                   28,296,904            35,380,367
                                                                            ------------          ------------
Salvage fund                                                                   1,033,427             1,004,754
                                                                            ------------          ------------

Oil and gas properties
    Advances to operators for working interests and expenditures               1,256,113             3,635,572
    Proved properties                                                          9,358,995                     -
    Unproved properties                                                          197,386               209,113
    Less:  accumulated depletion and amortization - proved properties         (4,878,860)                    -
                                                                            ------------          ------------
       Total oil and gas properties, net                                       5,933,634             3,844,685
                                                                            ------------          ------------
       Total assets                                                         $ 35,263,965          $ 40,229,806
                                                                            ============          ============

                  LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operators                                                        $    570,355          $          -
    Due to affiliate (Note 6)                                                      5,583                     -
    Accrued expenses payable                                                      41,120                16,240
                                                                            ------------          ------------
       Total current liabilities                                                 617,058                16,240
                                                                            ------------          ------------

Non-current liabilities:
    Asset retirement obligations                                                 332,969                     -
                                                                            ------------          ------------
       Total non-current liabilities                                             332,969                     -
                                                                            ------------          ------------
    Total liabilities                                                            950,027                16,240
                                                                            ------------          ------------

Commitments and contingencies (Note 8)

Members' capital:
    Manager:
       Distributions                                                            (125,798)                    -
       Retained earnings (accumulated deficit)                                   641,661              (116,883)
                                                                            ------------          ------------
       Manager's total                                                           515,863              (116,883)
                                                                            ------------          ------------
    Shareholders:
       Capital contributions (670 shares authorized;
           350.1081 issued and outstanding)                                   51,400,840            51,400,840
       Syndication costs                                                      (5,501,727)           (5,501,727)
       Distributions                                                            (712,873)                    -
       Accumulated deficit                                                   (11,388,165)           (5,568,664)
                                                                            ------------          ------------
       Shareholders' total                                                    33,798,075            40,330,449
                                                                            ------------          ------------
       Total members' capital                                                 34,313,938            40,213,566
                                                                            ------------          ------------
       Total liabilities and members' capital                               $ 35,263,965          $ 40,229,806
                                                                            ============          ============

           The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                            STATEMENTS OF OPERATIONS

                                                                                For the period
                                                                                 May 27, 2004
                                                       For the year ended     (Inception) through
                                                       December 31, 2005       December 31, 2004
                                                       -----------------       -----------------
                                                          (Restated -             (Restated -
                                                          see note 10)            see note 10)
Revenue
    Oil and gas revenues                                 $  7,432,025              $          -
                                                         ------------              ------------

Expenses
    Investment fees to affiliate (Note 6)                           -                 2,315,967
    Dry-hole costs                                          6,658,246                 2,880,728
    Depletion and amortization                              4,878,860                         -
    Accretion expense                                           9,791                         -
    Management fees to affiliate (Note 6)                   1,285,027                   549,306
    Lease operating expenses                                   64,119                         -
    Other general and administrative expenses                 303,210                    44,889
                                                         ------------              ------------
      Total expenses                                       13,199,253                 5,790,890
                                                         ------------              ------------

      Loss from operations                                 (5,767,228)               (5,790,890)

Other income
    Interest income                                           706,271                   105,343
                                                         ------------              ------------
      Total other income                                      706,271                   105,343
      Net loss                                           $ (5,060,957)             $ (5,685,547)
                                                         ============              ============

      Manager - Net income (loss)                        $    758,544              $   (116,883)

      Shareholders - Net loss                            $ (5,819,501)             $ (5,568,664)
      Net loss per share                                 $    (16,622)             $    (15,906)




           The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                    STATEMENTS OF CHANGES IN MEMBERS' CAPITAL


                                              For the period May 27, 2004 (Inception) through December 31, 2004
                                                                (Restated - see note 10)
                                              # of Shares        Manager        Shareholders          Total
                                              -----------        -------        ------------          -----
Balances, May 27, 2004 (Inception)
Shareholders capital contribution -            350.1081        $        -       $ 51,400,840         $ 51,400,840
Syndication costs                                     -                 -         (5,501,727)          (5,501,727)
Net loss                                              -          (116,883)        (5,568,664)          (5,685,547)
                                               --------        ----------       ------------         ------------
Balances, December 31, 2004                    350.1081          (116,883)        40,330,449           40,213,566
                                               ========        ==========       ============         ============


                                                            For the year ended December 31, 2005
                                                                (Restated - see note 10)
                                              # of Shares          Manager        Shareholders          Total
                                              -----------          -------        ------------          -----
Balances, January 1, 2005                      350.1081        $ (116,883)      $ 40,330,449         $ 40,213,566
Distributions                                         -          (125,798)          (712,873)            (838,671)
Net income (loss)                                     -           758,544         (5,819,501)          (5,060,957)
                                               --------        ----------       ------------         ------------
Balances, December 31, 2005                    350.1081        $  515,863       $ 33,798,075         $ 34,313,938
                                               ========        ==========       ============         ============



           The accompanying notes are an integral part of these financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                            STATEMENTS OF CASH FLOWS

                                                                                                   For the period
                                                                                                     May 27, 2004
                                                                        For the year ended       (Inception) through
                                                                        December 31, 2005         December 31, 2004
                                                                        -----------------         -----------------
                                                                           (Restated -              (Restated -
                                                                           see note 10)             see note 10)
Cash flows from operating activities
    Net loss                                                               $ (5,060,957)           $ (5,685,547)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
      Dry-hole costs                                                          6,658,246               2,880,728
      Depletion and amortization                                              4,878,860                       -
      Accretion expense                                                           9,791                       -
      Changes in assets and liabilities
        Increase in production receivable                                    (6,066,658)                      -
        Increase in due from operators                                         (250,000)                      -
        Decrease (increase) in interest receivable                               16,738                 (16,738)
        Decrease (increase) in prepaid expenses                                   6,081                 (22,228)
        Increase in due to operators                                             64,119                       -
        Increase in due to affiliate                                              5,583                       -
        Increase in accrued expenses payable                                     24,880                  16,240
                                                                           ------------            ------------
        Net cash provided by (used in) operating activities                     286,683              (2,827,545)
                                                                           ------------            ------------
Cash flows from investing activities
    Payments to operators for working interests and expenditures             (1,256,113)             (3,635,572)
    Capital expenditures for oil and gas properties                         (11,540,528)             (3,089,841)
    Funding of salvage fund                                                           -              (1,000,000)
    Interest income reinvested - salvage fund                                   (28,673)                 (4,754)
                                                                           ------------            ------------
        Net cash used in investing activities                               (12,825,314)             (7,730,167)
                                                                           ------------            ------------

Cash flows from financing activities
    Contributions from shareholders                                                   -              51,400,840
    Syndication costs paid                                                            -              (5,501,727)
    Distributions paid                                                         (838,671)                      -
                                                                           ------------            ------------
        Net cash (used in) provided by financing activities                    (838,671)             45,899,113
                                                                           ------------            ------------
        Net (decrease) increase in cash
         and cash equivalents                                               (13,377,302)             35,341,401
        Cash and cash equivalents, beginning of period                       35,341,401                       -
                                                                           ------------            ------------
        Cash and cash equivalents, end of period                           $ 21,964,099            $ 35,341,401
                                                                           ============            ============
Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and
           gas properties reclassified to proved properties                $  3,635,572            $          -
                                                                           ============            ============


           The accompanying notes are an integral part of these financial statements.


                          RIDGEWOOD ENERGY L FUND, LLC
                      NOTES TO AUDITED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy L Fund, LLC ("Fund"), a Delaware limited liability company, was formed on May 27, 2004 and operates pursuant to a limited liability company agreement ("LLC Agreement") dated as of July 6, 2004 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is May 27, 2004, the Fund did not begin operations until July 22, 2004 when it began its private offering of shares. The Fund had no business activities prior to July 22, 2004.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. The Fund began earning revenue in September 2005 from these operations and ceased to be in the exploratory stage during the fourth quarter of 2005.

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 6).

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

     Advances to Operators for Working Interests and Expenditures

Each participation agreement that the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the payments are capitalized as unproved properties.

     Oil and natural gas properties

Investments in oil and natural gas properties are operated by unaffiliated entities ("Operators") who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and natural gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and natural gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and natural gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized. Currently it is not the Manager's intention to sell any of the Fund's property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

As of December 31, 2005 and 2004, amounts recorded in due to operators totaling approximately $0.5 million and nil, respectively, related to the acquisition of oil and gas property.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $7.4 million and nil for the year ended December 31, 2005 and for the period May 27, 2004 (Inception) to December 31, 2004, respectively.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by the other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of December 31, 2005 and 2004, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Direct costs associated with offering the Fund's shares including professional fees; such as outside due diligence costs, legal advice with regard to the offering, selling expenses and administrative costs relating to broker-dealer relationships, payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as incurred as dry-hole costs.



                                   December 31, 2005       December 31, 2004
                                   -----------------       -----------------
  Balance - Beginning of period        $       -               $       -

  Liabilities incurred                   620,007                 100,990
  Liabilities settled                   (296,829)               (100,990)
  Accretion expense                        9,791                       -
                                       ---------               ---------

  Balance - End of period              $ 332,969               $       -
                                       =========               =========

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 was effective for calendar year-end entities no later than December 31, 2005. The adoption of FIN 47 did not have an impact on the Fund's 2005 financial position or results of operations.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the year ended December 31, 2005 and for the period May 27, 2004 (Inception) through December 31, 2004, the Fund had no impairments.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. South Timbalier 77 was determined to have proved reserves in 2005. As of December 31, 2005 and December 31, 2004, the Fund had recorded accumulated depletion and amortization of approximately $4.9 million and nil, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of December 31, 2005 and December 31, 2004, respectively, bank balances exceeded federally insured limits by approximately $21.8 million and $35.0 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

     Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund.

At times, the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of December 31, 2005 and 2004, the Fund had no investments in US Treasury Notes.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs, fiduciary fees, and interest income, which are allocated 99% to shareholders and 1% to the Manager.

3.   Recent Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of the provisions and to exempt certain entities from its requirements. The Fund has applied the provisions of FIN 46R effective December 31, 2004, with no impact on the financial statements.

FASB Staff Position ("FSP") 115-1 and 124-1, the Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("FSP 115-1 and 124-1"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the impairment loss. It also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. This guidance applies to equity securities that have a readily determinable fair value and all debt securities. It does not apply to investments accounted for under the equity method. An investment is impaired if its fair value is less than its cost, as assessed at the individual security level. When an investment is impaired, the investor is required to evaluate whether the impairment is other than temporary. If other than temporary, the unrealized loss must be recognized. For all investments in an unrealized loss position for which other than temporary impairments have not been recognized, the investor should disclose by category of investment the amount of unrealized losses and the fair value of investments with unrealized losses and related narrative disclosures. FSP 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 had no impact on the financial statements.

4.   Unproved Properties - Capitalized Exploratory Well Costs

In April 2005, FASB issued FSP 19-1, "Accounting for Suspended Well Costs" ("FSP 19-1"). This FSP was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project. FSP 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing these reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether an entity is making sufficient progress assessing the reserves and FSP 19-1 provides several indicators in this evaluation. FSP 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic.

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $6.7 million and $2.9 million for the year ended December 31, 2005 and for the period May 27, 2004 (Inception) through December 31, 2004, respectively. As of December 31, 2005 and December 31, 2004, the Fund had no unproved property costs greater than one year.

The following table summarizes unproved properties and related activity for the year ended December 31, 2005 and for the period May 27, 2004 (Inception) through December 31, 2004.

                                                   December 31, 2005        December 31, 2004
                                                   -----------------        -----------------
Balance - Beginning of period                         $   209,113              $         -

Additions to capitalized exploratory well costs
  pending the determination of proved reserves          9,347,268                  209,113
Reclassifications to proved properties based on
  the determination of proved reserves                 (9,358,995)                       -
                                                      -----------              -----------

Balance - End of period                               $   197,386              $   209,113
                                                      ===========              ===========

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's LLC Agreement, is to be distributed. Such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's LLC Agreement.

Available Cash from Dispositions, as defined in the Fund's LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of Available Cash from Dispositions will be distributed to shareholders and 15% to the Manager.

The shareholders received distributions of approximately $0.7 million and nil for the year ended December 31, 2005 and for the period ended December 31, 2004, respectively.

The Manager received distributions of approximately $0.1 million for the year ended December 31, 2005 and nil for the period ended December 31, 2004, respectively.

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. Investment fees of approximately $2.3 million were paid for the period May 27, 2004 (Inception) through December 31, 2004. There were no investment fees incurred or paid in 2005.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $1.3 million, and $0.5 million were incurred and paid for the year ended December 31, 2005 and for the period May 27, 2004 (Inception) through December 31, 2004, respectively.

In 2004, the Manager was paid an offering fee of approximately $1.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). Of this amount nil was included in due to affiliates as of December 31, 2005 and December 31, 2004, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of December 31, 2005 approximately $6 thousand was due to the Manager. As of December 31, 2004, no amounts were outstanding as due to or from the Manager.

In 2004, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.2 million and $0.5 million, respectively, for shares sold of the Fund which are reflected in syndication costs (Note 2).

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of December 31, 2005 and the period ended December 31, 2004, the carrying value of cash and cash equivalents and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds and mutual funds.

8.   Commitments and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2005 and December 31, 2004, there were no known environmental issues that required the Fund to record a liability.

     Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position.

9.   Information About Oil and Natural Gas Producing Activities

In accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities," this section provides supplemental information on oil and natural gas exploration and producing activities of the Fund. Tables I through V provide historical cost information pertaining to capitalized costs, costs incurred in exploration, and property acquisitions and development.

The Fund is engaged solely in oil and natural gas activities, all of which are located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

Table I - Capitalized Costs Related to
Oil and Gas Producing Activities
                                                                    December 31, 2005       December 31, 2004
                                                                    =================       =================
Proved oil and gas properties                                         $  9,358,995             $          -
Unproved oil and gas properties                                            197,386                  209,113
Advances to operators for working interests and expenditures             1,256,113                3,635,572
                                                                      ------------             ------------
   Total oil and gas properties                                         10,812,494                3,844,685
                                                                      ------------             ------------
Accumulated depletion and amortization - proved properties              (4,878,860)                      -
                                                                      ------------             ------------
Oil and gas properties, net capitalized costs                         $  5,933,634             $  3,844,685
                                                                      ============             ============

Table II - Costs Incurred in Exploration,
Property Acquisitions and Development

                                                                    For the Year Ended       For the period
                                                                    December 31, 2005         May 27, 2004
                                                                                           (Inception) through
                                                                                            December 31, 2004
                                                                    =================       =================
Exploratory drilling costs - capitalized                              $ 6,967,809              $ 3,844,685
Exploratory drilling costs - expensed                                   6,658,246                2,880,728
                                                                      -----------              -----------
                                                                      $13,626,055              $ 6,725,413
                                                                      ===========              ===========

Table III - Reserve Quantity Information (Unaudited)

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer for the year ended December 31, 2005. The reserve estimates for December 31, 2005 were based on estimated future reserves as of September 30, 2005 provided by an independent petroleum engineer further adjusted for fourth quarter production. These reserves have been prepared in compliance with the Securities and Exchange Commission rules.

Proved reserves are classified as either developed or undeveloped. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.

                                                    December 31, 2005
                                                      United States
                                            Oil (BBLS)         Gas (MCF)
                                          -------------------------------------
Proved developed reserves:
         Beginning of Year                            -                      -
         Discoveries                             30,335                850,418
         Revisions of previous estimates              -                      -
         Production                             (14,534)              (524,922)
                                          -------------------------------------
         End of year                             15,801                325,496
                                          -------------------------------------

Due to the inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.


Table IV - Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves (Unaudited)


Summarized in the following table is information for the Fund with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Fund's proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions.

                                                                    December 31,
                                                                        2005
                                                                        ----
Future estimated revenues                                           $ 5,181,906
Future estimated production costs                                      (567,776)
Future estimated development costs                                            -
                                                                    -----------
         Future net cash flows                                        4,614,130
10% annual discount for estimated timing of cash flows                 (225,388)
                                                                    -----------
Standardized measure of discounted future estimated net cash flows  $ 4,388,742
                                                                    -----------

Table V - Changes in the Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves
The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

                                                                                           Year ended
                                                                                     December 31, 2005 (1)
                                                                                     ---------------------
Sales of oil and gas production, net of production costs                                  $ (7,367,906)
Extensions, discoveries, and improved recovery and techniques, less related costs           11,364,760
Accretion of discount                                                                          391,888
                                                                                          ------------
Standarized Measure                                                                       $  4,388,742
                                                                                          ============

(1) Our initial standardized measure of discounted future net cash flows related to proved oil and gas reserves was performed as of September 30, 2005 and adjusted for actual fourth quarter 2005 production.

It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates of demand and governmental control. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitations inherent therein.

10.  Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. Accordingly, the Fund has restated the 2005 financial statements in this Form 10-K/A.

The financial statements as of December 31, 2005 and for the year ended December 31, 2005 have been restated to reflect the following adjustments:

     o Depletion and amortization, which was erroneously calculated, has been corrected, resulting in approximately a $90 thousand decrease in depletion and amortization expense and a corresponding decrease in accumulated depletion and amortization - proved properties.
     o Oil and gas revenues, which were over accrued, have been corrected, resulting in approximately a $0.4 million decrease in oil and gas revenues and a corresponding decrease in production receivable.
     o Lease operating expenses, which were over accrued, have been corrected, resulting in approximately a $10 thousand decrease in lease operating expenses and a corresponding decrease in due to operators.
     o Property payments for East Breaks 157 which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interests and expenditures resulting in approximately a $1.3 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.

          Additionally, approximately $4 thousand of costs related to this project were erroneously expensed, and have been corrected, resulting in a $4 thousand decrease in lease operating expenses and a corresponding increase in unproved properties.
     o Proved property costs relating to South Timbalier 77, which were under accrued, have been corrected, resulting in approximately a $0.5 million increase in proved properties and a corresponding increase in due to operators.
     o Unproved property costs relating to Eugene Island 337, which were not accrued, have been corrected, resulting in approximately a $30 thousand increase in unproved properties and a corresponding increase in due to operators.
     o Asset retirement obligations, which were calculated incorrectly, have been corrected, resulting in approximately a $0.2 million decrease in proved properties and a corresponding decrease in asset retirement obligations.
     o Accretion Expense, which was erroneously recorded, has been corrected, resulting in approximately a $678 increase in accretion expense and a corresponding decrease in asset retirement obligations.
     o Insurance expense, which was erroneously recorded as lease operating expenses, has been corrected, resulting in approximately a $0.2 million increase in other general and administrative expense and a corresponding decrease in lease operating expenses.

The above corrections resulted in approximately a $0.3 million increase in net loss, which resulted in approximately a $0.2 million increase in shareholders' accumulated deficit and approximately a $58 thousand decrease in manager's retained earnings. Shareholder's accumulated deficit and manager's retained earnings were also impacted by the Fund's 2004 restatement adjustments, which resulted in approximately a $23 thousand increase in shareholder's accumulated deficit and approximately a $23 thousand increase in manager's retained earnings. The effects of such restatements are also included in the statement of changes in members' capital for the period ended December 31, 2005 and for the period May 27, 2004 (Inception) through December 31, 2004.

The following tables summarize the effects of the restatement on the Fund's 2005 balance sheet and statement of operations:


Balance Sheet Effects:                                          Year ended
                                                             December 31, 2005                           Year ended
                                                               As Previously                          December 31, 2005
                                                                 Reported         Adjustments            As Restated
                                                                 --------         -----------            -----------
                        ASSETS
Current assets:
    Production receivable                                        6,472,470           (405,812)            6,066,658
       Total current assets                                     28,702,716           (405,812)           28,296,904
Oil and gas properties
    Advances to operators for working interests
       and expenditures                                                  -          1,256,113             1,256,113
    Unproved properties                                          1,419,884         (1,222,498)              197,386
    Proved properties                                            9,045,403            313,592             9,358,995
    Less:  accumulated depletion and amortization -
       proved properties                                        (4,969,587)            90,727            (4,878,860)
       Total oil and gas properties, net                         5,495,700            437,934             5,933,634
       Total assets                                           $ 35,231,843       $     32,122          $ 35,263,965

           LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operators                                          $     74,459       $    495,896          $    570,355
       Total current liabilities                                   121,162            495,896               617,058
Non-current liabilities:                                                                    -
    Asset retirement obligations                                   495,150           (162,181)              332,969
       Total non-current liabilities                               495,150           (162,181)              332,969
    Total Liabilities                                              616,312            333,715               950,027

Members' capital:
    Manager:
       Retained earnings                                           676,347            (34,686)              641,661
       Manager's total                                             550,549            (34,686)              515,863
    Shareholders:
       Accumulated deficit                                     (11,121,258)          (266,907)          (11,388,165)
       Shareholders' total                                      34,064,982           (266,907)           33,798,075
       Total members' capital                                   34,615,531           (301,593)           34,313,938
       Total liabilities and members' capital                 $ 35,231,843       $     32,122          $ 35,263,965


Statement of Operations Effects:                       Year ended
                                                    December 31, 2005                                 Year ended
                                                      As Previously                                December 31, 2005
                                                        Reported              Adjustments             As Restated
                                                        --------              -----------             -----------
Revenue
    Oil and gas revenues                              $  7,837,837          $   (405,812)         $  7,432,025

Expenses
    Depletion and amortization                           4,969,587               (90,727)            4,878,860
    Accretion expense                                        9,113                   678                 9,791
    Lease operating expenses                               248,498              (184,379)               64,119
    Other general and administrative expenses              133,001               170,209               303,210
      Total expenses                                    13,303,472              (104,219)           13,199,253
      Loss from operations                              (5,465,635)             (301,593)           (5,767,228)
      Net loss                                        $ (4,759,364)         $   (301,593)         $ (5,060,957)
      Manager - Net loss                              $    816,390          $    (57,846)         $    758,544
      Shareholders - Net loss                         $ (5,575,754)         $   (243,747)         $ (5,819,501)
      Net loss per share                              $    (15,926)         $       (696)         $    (16,622)

In addition to the cash flow statement impact of the above restatement adjustments, the statement of cash flows for the year ended December 31, 2005 has also been restated for the following:

     o Interest earned on the salvage fund which was incorrectly classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $33 thousand increase to cash provided by operating activities and a corresponding increase in cash used in investing activities.


Statement of Cash Flow Effects:                                              Year ended
                                                                         December 31, 2005                       Year ended
                                                                           As Previously                      December 31, 2005
                                                                              Reported        Adjustments        As Restated
                                                                              --------        -----------        -----------
Cash flows from operating activities
    Net loss                                                              $ (4,759,364)      $   (301,593)      $ (5,060,957)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
      Depletion and amortization                                             4,969,587            (90,727)         4,878,860
      Accretion expense                                                          9,113                678              9,791
      Interest collected on salvage fund                                       (33,427)            33,427                  -
      Changes in assets and liabilities
        Increase in production receivable                                   (6,472,470)           405,812         (6,066,658)
        Decrease in interest receivable                                              -             16,738             16,738
        (Decrease) increase in due to operators                                 74,459            (10,340)            64,119
        Net cash provided by operating activities                              232,688             53,995            286,683

Cash flows from investing activities
    Payments to operators for working interests                                      -         (1,256,113)        (1,256,113)
    Capital expenditures for oil and gas properties                        (12,792,811)         1,252,283        (11,540,528)
    Interest income reinvested - salvage fund                                        -            (28,673)           (28,673)
    Funding of salvage fund                                                 (1,000,000)         1,000,000                  -
        Net cash used in investing activities                              (13,792,811)           967,497        (12,825,314)
        Net (decrease) increase in cash and cash equivalents               (14,398,794)         1,021,492        (13,377,302)
        Cash and cash equivalents, beginning of period                    $ 36,362,893       $ (1,021,492)      $ 35,341,401
Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and                 $          -       $  3,635,572       $  3,635,572
           gas properties reclassified to unproved properties
        Asset retirement costs capitalized                                $    486,037       $   (486,037)      $          -

Subsequent to the issuance of the Fund's financial statements as of and for the period May 27, 2004 (Inception) through December 31, 2004, management identified accounting errors. Accordingly, the Fund has restated the 2004 financial statements in this Form 10-K/A.

The financial statements as of December 31, 2004 and for the period May 27, 2004 (Inception) through December 31, 2004 have been restated to reflect the following adjustments:

     o The salvage fund which was incorrectly included as cash and cash equivalents has been reclassified into its own account, resulting in approximately a $1.0 million reclassification from cash and cash equivalents to salvage fund.
     o Property payments which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interests and expenditures resulting in approximately a $3.6 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.
     o The Fund's 2004 net loss was erroneously allocated between the shareholders and the Manager, which when corrected resulted in approximately a $23 thousand increase in shareholder's accumulated deficit and approximately a $23 thousand decrease in manager's accumulated deficit (the effects of such restatements are also included in the statement of changes in members' capital for the period ended December 31, 2004).
     o Interest receivable which was incorrectly included as cash and cash equivalent has been reclassified into its own account, resulting in approximately a $17 thousand reclassification from cash and cash equivalent to interest receivable.

The following tables summarize the effects of the restatement on the Fund's 2004 balance sheet and statement of operations:


Balance Sheet Effects:                                 December 31, 2004
                                                         As Previously                           December 31, 2004
                ASSETS                                    Reported           Adjustments           As Restated
                                                          --------           -----------           -----------
Current assets:
    Cash and cash equivalents                              $ 36,362,893      $ (1,021,492)          $ 35,341,401
    Interest receivable                                               -            16,738                 16,738
       Total current assets                                  36,385,121        (1,004,754)            35,380,367
Salvage fund                                                          -         1,004,754              1,004,754
Oil and gas properties
    Advances to operators for working interests                       -         3,635,572              3,635,572
    Unproved properties                                       3,844,685        (3,635,572)               209,113
         LIABILITIES AND MEMBERS' CAPITAL
Members' capital:
    Manager:
       Accumulated deficit                                     (140,043)           23,160               (116,883)
       Manager's total                                         (140,043)           23,160               (116,883)
    Shareholders:
       Accumulated deficit                                   (5,545,504)          (23,160)            (5,568,664)
       Shareholders' total                                   40,353,609           (23,160)            40,330,449

Statement of Operations Effects:                       For the period
                                                        May 27, 2004                                 For the period
                                                    (Inception) through                               May 27, 2004
                                                     December 31, 2004                            (Inception) through
                                                       As Previously                               December 31, 2004
                                                          Reported             Adjustments            As Restated
                                                          --------             -----------            -----------
Manager - Net loss                                      $  (140,043)           $    23,160)           $  (116,883)
Shareholders - Net loss                                 $(5,545,504)           $   (23,160)           $(5,568,664)
Net loss per share                                      $   (15,839)           $       (66)           $   (15,906)


The restatements noted above also had the following effects on the statement of cash flows for the period March 1, 2004 (Inception) through December 31, 2004:


Statement of Cash Flow Effects:                          For the period
                                                          May 27, 2004                            For the period
                                                       (Inception) through                         May 27, 2004
                                                        December 31, 2004                      (Inception) through
                                                          As Previously                         December 31, 2004
                                                            Reported            Adjustments        As Restated
                                                            --------            -----------        -----------
Cash flows from operating activities
        Increase in interest receivable                             -               (16,738)            (16,738)
        Net cash used in operating activities              (2,810,807)              (16,738)         (2,827,545)
Cash flows from investing activities
    Payments to operators for working interests                     -            (3,635,572)         (3,635,572)
       and expenditures
    Capital expenditures for oil and gas properties        (6,725,413)            3,635,572          (3,089,841)
    Interest income reinvested - salvage fund                       -                (4,754)             (4,754)
    Funding of salvage fund                                         -            (1,000,000)         (1,000,000)
        Net cash used in investing activities              (6,725,413)           (1,004,754)         (7,730,167)
        Net (decrease) increase in cash
         and cash equivalents                              36,362,893            (1,021,492)         35,341,401
        Cash and cash equivalents, end of period         $ 36,362,893          $ (1,021,492)       $ 35,341,401

11.  Subsequent Events

On March 17, 2006, the Fund was informed by Gryphon Exploration Company (currently known as Woodside) ("Woodside"), the Operator of East Breaks 157, that the well being drilled by Woodside did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 7% working interest in East Breaks 157. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $1.8 million recorded in the first quarter of 2006.

On July 6, 2006, the Fund was informed by El Paso Corporation ("El Paso"), the Operator of West Cameron 95, that the well being drilled by El Paso did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 20% working interest in West Cameron 95. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $5.2 million recorded in the third and fourth quarter of 2006.

In October 2006, the Fund acquired a working interest in the following wells:

                                                               Working
                                                               Interest               Drilling
                                  Operator          Offshore      %                    Date
-------------------------------------------------------------------------------------------------------------
Galveston 248               LLOG Exploration Co.       TX       7.50%                  Q2 2007

Ship Shoal 81               LLOG Exploration Co.       LA       7.50%                  Q3 2007

South Marsh Island 111      LLOG Exploration Co.       LA       7.50%                  Q1 2007

Vermillion 344              LLOG Exploration Co.       LA       7.50%     Successful-completion in progress

West Delta 67               LLOG Exploration Co.       LA       7.50%                  Q2 2007

West Delta 68               LLOG Exploration Co.       LA       7.50%                  Q2 2007

Main Pass 275             Newfield Exploration Co.     LA       10.00%    Successful-completion in progress

In September 2006, the Manager changed its policy regarding the 2.5% annual management fee. Since Inception through December 31, 2006 the Manager had received annual management fees, payable monthly, of 2.5% of total shareholder capital contributions. Effective September 1, 2006, the annual management fee, payable monthly, will be equal to 2.5% of total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.