Form 10-Q/A
period 2005-03-31
Ridgewood Energy L Fund LLC
filed 2007-03-09
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2005 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________________to_____________________



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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|


     As of March 9, 2007 there were 350.1081 shares of membership interest of the registrant outstanding.

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy L Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on August 11, 2005, is a result of the restatement of our financial statements as of and for the period ended March 31, 2005.

We are restating our previously reported financial information for these periods to correct for reclassifications of advances to operators for working interest and expenditures account from unproved properties and the salvage fund from cash and cash equivalents.

This Form 10-Q/A also reflects the effects of restatements to prior periods. The restatements are described in more detail in Note 9 to the Unaudited Condensed Financial Statements included elsewhere in this report.

In addition, the financial statements for the period May 27, 2004 (Inception) through March 31, 2005 were not included in the Original Filing. This 10-Q/A includes those financial statements.

This amendment only amends and restates the Original Filing solely as a result of, and to reflect, the restatement and the Inception to March 31, 2005 financial statements, and no other information in the Original Filing is amended hereby, except for the Business Update included in Item 2., which reflects the current status of each project.

                                              Table of Contents
Part I - FINANCIAL INFORMATION                                                                     Page


   Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of March 31, 2005 (restated) and December 31, 2004                  4
      Condensed Statements of Operations for the three months ended  March 31, 2005
         and for the period from May 27, 2004 (Inception) to March 31, 2005                           5
      Condensed Statements of Cash Flows for the three months ended March 31, 2005 (restated)
         and for the period from May 27, 2004 (Inception) to March 31, 2005                           6
   Notes to Unaudited Condensed Financial Statements                                                  7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    18
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               24
   Item 4.  Controls and Procedures                                                                  24

Part II - OTHER INFORMATION

   Item 6.  Exhibits                                                                                 27

   SIGNATURES                                                                                        28


                                          RIDGEWOOD ENERGY L FUND, LLC
                                        (An exploratory stage enterprise)
                                             CONDENSED BALANCE SHEETS
                                                   (Unaudited)
                                                                             March 31, 2005         December 31, 2004
                                                                             --------------         -----------------
                                                                              (Restated -
                                                                               see note 9)
                               ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 35,123,603            $ 35,341,401
  Interest receivable                                                                    -                  16,738
  Prepaid expenses                                                                  12,702                  22,228
                                                                              ------------            ------------
     Total current assets                                                       35,136,305              35,380,367
                                                                              ------------            ------------
Salvage fund                                                                     1,011,659               1,004,754
                                                                              ------------            ------------
Oil and gas properties
  Advances to operators for working interests and expenditures                   3,372,654               3,635,572
  Unproved properties                                                              472,031                 209,113
                                                                              ------------            ------------
     Total oil and gas properties                                                3,844,685               3,844,685
                                                                              ------------            ------------
     Total assets                                                             $ 39,992,649            $ 40,229,806
                                                                              ============            ============
               LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Accrued expenses payable                                                   $     10,500            $     16,240
                                                                              ------------            ------------
      Total current liabilities                                                     10,500                  16,240
                                                                              ------------            ------------
   Total liabilities                                                                10,500                  16,240
                                                                              ------------            ------------
Commitments and contingencies (Note 8)
Members' capital:
  Manager:
     Accumulated deficit                                                          (166,427)               (116,883)
                                                                              ------------            ------------
     Manager's total                                                              (166,427)               (116,883)
                                                                              ------------            ------------
  Shareholders:
     Capital contributions (670 shares authorized;
         350.1081 issued and outstanding)                                       51,400,840              51,400,840
     Syndication costs                                                          (5,501,727)             (5,501,727)
     Accumulated deficit                                                        (5,750,537)             (5,568,664)
                                                                              ------------            ------------
     Shareholders' total                                                        40,148,576              40,330,449
                                                                              ------------            ------------
     Total members' capital                                                     39,982,149              40,213,566
                                                                              ------------            ------------
     Total liabilities and members' capital                                   $ 39,992,649            $ 40,229,806
                                                                              ============            ============



             The accompanying notes are an integral part of these unaudited condensed financial statements.




                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                     For the three          For the period May 27,
                                                      months ended         2004 (Inception) through
                                                     March 31, 2005             March 31, 2005
                                                     --------------             --------------
Revenue
  Oil and gas revenues                                $         -                $         -
                                                      -----------                -----------
Expenses
  Investment fees to affiliate (Note 6)                         -                  2,315,967
  Dry-hole costs                                                -                  2,880,728
  Management fees to affiliate (Note 6)                   321,257                    870,563
  Other general and administrative expenses                16,102                     60,991
                                                      -----------                -----------
    Total expenses                                        337,359                  6,128,249
                                                      -----------                -----------
    Loss from operations                                 (337,359)                (6,128,249)
Other income
  Interest income                                         105,942                    211,285
                                                      -----------                -----------
    Total other income                                    105,942                    211,285
    Net loss                                          $  (231,417)               $(5,916,964)
                                                      ===========                ===========

    Manager - Net loss                                $   (49,544)               $  (166,427)
    Shareholders - Net loss                           $  (181,873)               $(5,750,537)
    Net loss per share                                $      (519)               $   (16,425)




   The accompanying notes are an integral part of these unaudited condensed financial statements.


                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                                                                           For the period
                                                                                            May 27, 2004
                                                                For the three months         (Inception)
                                                                       ended                   through
                                                                   March 31, 2005          March 31, 2005
                                                                   --------------          --------------
                                                                    (Restated -
                                                                     see note 9)
Cash flows from operating activities
     Net loss                                                       $   (231,417)           $ (5,916,964)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Dry-hole costs                                                          -               2,880,728
       Changes in assets and liabilities
          Decrease (increase) in prepaid expenses                          9,526                 (12,702)
          Decrease in interest receivable                                 16,738                       -
          Increase (decrease) in accrued expenses payable                 (5,740)                 10,500
                                                                    ------------            ------------
          Net cash used in operating activities                         (210,893)             (3,038,438)
                                                                    ------------            ------------
Cash flows from investing activities
    Payments to operators for working interests
      and expenditures                                                         -              (3,635,572)
    Capital expenditures for oil and gas properties                            -              (3,089,841)
    Funding of salvage fund                                                    -              (1,000,000)
    Interest income reinvested - salvage fund                             (6,905)                (11,659)
                                                                    ------------            ------------
          Net cash used in investing activities                           (6,905)             (7,737,072)
                                                                    ------------            ------------
Cash flows from financing activities
    Contributions from shareholders                                            -              51,400,840
    Syndication costs paid                                                     -              (5,501,727)
                                                                    ------------            ------------
          Net cash provided by financing activities                            -              45,899,113
                                                                    ------------            ------------
          Net (decrease) increase in cash and cash equivalents          (217,798)             35,123,603

          Cash and cash equivalents, beginning of period              35,341,401                       -
                                                                    ------------            ------------
          Cash and cash equivalents, end of period                  $ 35,123,603            $ 35,123,603
                                                                    ============            ============
 Supplemental schedule of non-cash investing activities
          Advances used for capital expenditures in oil and
            gas properties reclassified to unproved properties      $    262,918            $    262,918
                                                                    ============            ============



      The accompanying notes are an integral part of these unaudited condensed financial statements.


                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   Organization and Purpose

The Ridgewood Energy L Fund, LLC ("Fund"), a Delaware limited liability company, was formed on May 27, 2004 and operates pursuant to a limited liability company agreement ("LLC Agreement") dated as of July 6, 2004 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is May 27, 2004, the Fund did not begin operations until July 22, 2004 when it began its private offering of shares. The Fund had no business activities prior to July 22, 2004 and as such, no prior period comparative financial information is presented.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities.

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

2.   Summary of Significant Accounting Policies

     Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2004 included in the Fund's 2005 Annual Report on form 10-K/A filed with the Securities and Exchange Commission ("SEC").

     Exploratory Stage Enterprise

Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts. On a case by case basis, once a project begins production, management performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory stage entity. Based on such an analysis, management has determined the Fund continues to be an exploratory stage enterprise.

     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances and environmental liabilities. Actual results may differ from those estimates.

     Advances to Operators for Working Interests and Expenditures

Each participation agreement the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the advances are transfered to unproved properties.

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

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed for impairment. Currently, it is not the Manager's intention to sell any of the Fund's property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund has not earned revenue from inception through March 31, 2005.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2005 and December 31, 2004, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as incurred as dry-hole costs.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 is effective for calendar year-end entities no later than December 31, 2005. The Fund does not expect the adoption of FIN 47 to have an impact on the Fund's 2005 financial position or results of operations.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2005 and for the period May 27, 2004 (Inception) through March 31, 2005, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of March 31, 2005 and December 31, 2004, the Fund had no accumulated depletion and amortization.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of March 31, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $34.9 million and $35.0 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of March 31, 2005 and December 31, 2004, the Fund had no investments in US Treasury Notes.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

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

FASB Staff Position ("FSP") 115-1 and 124-1, the Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("FSP 115-1 and 124-1"). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of the impairment loss. It also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. This guidance applies to equity securities that have a readily determinable fair value and all debt securities. It does not apply to investments accounted for under the equity method. An investment is impaired if its fair value is less than its cost, as assessed at the individual security level. When an investment is impaired, the investor is required to evaluate whether the impairment is other than temporary. If other than temporary, the unrealized loss must be recognized. For all investments in an unrealized loss position for which other than temporary impairments have not been recognized, the investor should disclose by category of investment the amount of unrealized losses and the fair value of investments with unrealized losses and related narrative disclosures. FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 is not expected to have an impact on the 2006 financial statements.

4.   Unproved Properties - Capitalized Exploratory Well Costs

In April 2005, FASB issued ("FSP") 19-1, "Accounting for Suspended Well Costs" ("FSP 19-1"). This FSP was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project. FSP 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing these reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether an entity is making sufficient progress assessing the reserves and FSP 19-1 provides several indicators in this evaluation. FSP 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic.

The Fund will adopt FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs for the three months ended March 31, 2005 and for the period May 27, 2004 (Inception) through March 31, 2005 were nil and approximately $2.9 million, respectively. As of March 31, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the three months ended March 31, 2005.

                                                        March 31, 2005
                                                        --------------
Balance - Beginning of period                               $209,113

Additions to capitalized exploratory well costs
  pending the determination of proved reserves               262,918
                                                            --------
Balance - End of period                                     $472,031
                                                            ========

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

There have been no distributions by the Fund.

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. For the three months ended March 31, 2005 and for the period May 27, 2004 (Inception) through March 31, 2005, investment fees were approximately nil and $2.3 million, respectively.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.3 million and $0.9 million were incurred and paid for the three months ended March 31, 2005 and for the period May 27, 2004 (Inception) through March 31, 2005, respectively.

In 2004, the Manager was paid an offering fee of approximately $1.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred or paid in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2005 and December 31, 2004, no amounts were outstanding.

In 2004, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager was paid selling commissions and placement fees of approximately $0.2 million and $0.5 million, respectively; for shares sold of the Fund which are reflected in syndication costs (Note 2).

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of March 31, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the three months ended March 31, 2005, management identified accounting errors. Accordingly, the Fund has restated the March 31, 2005 financial statements in this Form 10-Q/A (Amendment No. 1).

The financial statements as of March 31, 2005 and for the three months ended March 31, 2005 have been restated to reflect the following adjustments:

     o The salvage fund, which was incorrectly included as cash and cash equivalents has been reclassified into its own account, resulting in approximately a $1.0 million reclassification from cash and cash equivalents to salvage fund.
     o Payments for South Timbalier 77, which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interests and expenditures resulting in approximately a $3.4 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.

The above corrections did not have any impact on net loss for the period. Shareholder's accumulated deficit and manager's accumulated deficit were impacted by the previous 2004 financial statement restatement adjustments, which resulted in approximately a $23 thousand increase in shareholder's accumulated deficit and an approximate $23 thousand decrease in manager's accumulated deficit.

The following table summarize the effect of the restatement on the Fund's March 31, 2005 balance sheet

Balance Sheet Effects:
                                                  March 31, 2005
                                                   As Previously                              March 31, 2005
                           ASSETS                    Reported            Adjustments           As Restated
                                                     --------            -----------           -----------
Current assets:
  Cash and cash equivalents                       $ 36,135,262          $ (1,011,659)         $ 35,123,603
     Total current assets                           36,147,964            (1,011,659)           35,136,305
Salvage fund                                                 -             1,011,659             1,011,659
  Advances to operators for working interests
     and expenditures                                        -             3,372,654             3,372,654
  Unproved properties                                3,844,685            (3,372,654)              472,031
Members' capital:
  Manager:
     Distributions                                           -                     -                     -
     Accumulated deficit                              (189,587)               23,160              (166,427)
     Manager's total                                  (189,587)               23,160              (166,427)
  Shareholders:
     Accumulated deficit                            (5,727,377)              (23,160)           (5,750,537)
     Shareholders' total                            40,171,736               (23,160)           40,148,576

In addition to the cash flow statement impact of the above restatements and prior period restatements, the statement of cash flows for the three months ended March 31, 2005 has also been restated for the following:

     o Interest earned on the salvage fund which was incorrectly classified as cash and cash equivalents has been corrected to be properly reflected as an investing activity, resulting in approximately a $7 thousand decrease in cash and cash equivalents and a corresponding increase in cash used in investing activities.

Statement of Cash Flow Effects:                                For the three
                                                                months ended                            For the three
                                                             March 31, 2005 As                           months ended
                                                                Previously                              March 31, 2005
                                                                 Reported           Adjustments          As Restated
                                                                 --------           -----------          -----------
Cash flows from operating activities
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Decrease in interest receivable                          $          -        $     16,738        $     16,738
      Net cash (used in) operating activities                      (227,631)             16,738            (210,893)
Cash flows from investing activities
  Interest income reinvested - salvage fund                               -              (6,905)             (6,905)
  Net cash used in investing activities                                   -              (6,905)             (6,905)
  Net (decrease) in cash and cash equivalents                      (227,631)              9,833            (217,798)
  Cash and cash equivalents, beginning of period                 36,362,893          (1,021,492)         35,341,401
  Cash and cash equivalents, end of period                     $ 36,135,262        $ (1,011,659)       $ 35,123,603
Supplemental schedule of non-cash investing activities
     Advances used for capital expenditures in oil and
       gas properties reclassified to unproved properties      $          -        $    262,918        $    262,918



10.  Subsequent Events

On July 25, 2005, the Fund was informed by Samson Energy ("Samson"), the Operator of Main Pass 155, that the well being drilled by Samson did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 7.5% working interest in Pass
155. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $1.0 million recorded in the second quarter of 2005.

On September 15, 2005, the Fund was informed by Apache Corporation ("Apache"), the Operator of East Cameron 48, that the well being drilled by Apache did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 25% working interest in East Cameron 48. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $5.8 million primarily recorded in the third and fourth quarter of 2005.

On March 17, 2006, the Fund was informed by Gryphon Exploration Company (currently know as Woodside) ("Woodside"), the Operator of East Breaks 157, that the well being drilled by Woodside did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 7% working interest in East Breaks 157. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $1.8 million recorded in the first quarter of 2006.

The Fund owns a 20% working interest in West Cameron 95. On July 6, 2006, the Fund was informed by El Paso Corporation ("El Paso"), the Operator of West Cameron 95 that the well being drilled by El Paso did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $5.6 million, of which $5.0 million was recorded in the second quarter and the remaining balance was recorded in subsequent quarters of 2006. At December 31, 2006, the Fund recorded an estimated insurance recovery receivable for West Cameron 95 of approximately $2.5 million which is net of an approximate $0.2 million deductible. As a result, dry-hole costs for West Cameron 95 incurred by the Fund for the year ended December 31, 2006, totaled approximately $2.9 million.

In October 2006, the Fund acquired a working interest in the following wells:

                                                                  Working               Drilling
                                 Operator            Offshore   Interest %               Date
-----------------------------------------------------------------------------------------------------------------
Galveston 248               LLOG Exploration Co.        TX        7.50%                   Q2 2007

Ship Shoal 81               LLOG Exploration Co.        LA        7.50%                   Q3 2007

South Marsh Island 111      LLOG Exploration Co.        LA        7.50%                   Q2 2007

Vermillion 344              LLOG Exploration Co.        LA        7.50%      Successful-completion in progress

West Delta 67               LLOG Exploration Co.        LA        7.50%                   Q2 2007

West Delta 68               LLOG Exploration Co.        LA        7.50%            Drilling: February 2007

Main Pass 275             Newfield Exploration Co.      LA       10.00%      Successful-completion in progress

In September 2006, the Manager changed its policy regarding the 2.5% annual management fee. Since Inception through August 31, 2006 the Manager had received annual management fees, payable monthly, of 2.5% of total shareholder capital contributions. Effective September 1, 2006, the annual management fee, payable monthly, will be equal to 2.5% of total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements


This Form 10-Q/A, Amendment No. 1, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q/A reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q/A will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.


Critical Accounting Policies and Estimates


The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Condensed Financial Statements" in Part I of this Form 10-Q/A for a presentation of the Fund's critical accounting principles.

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

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund's primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering shares in a private offering on July 22, 2004. As a result of such offering, it raised capital of approximately $51.4 million through the sale of
350.1081 shares of LLC membership interests. After the payment of approximately $7.8 million in offering fees, commissions and investment fees to the Fund's Manager, affiliates, and broker-dealers, the Fund retained approximately $43.6 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable to the Manager for the service of investigating and evaluating investment opportunities and affecting transactions.

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

                                                              Costs incurred
                                           Working           through 12/31/06
        Well Name            Offshore     Interest %          (in thousands)               Status
South Timbalier 77#4            LA         10.00%                $ 6,383            Currently producing

South Timbalier 77#5            LA         10.00%                $ 3,008            Currently producing

The Fund acquired the West Cameron 103 from Gryphon Exploration Company (now Woodside) and East Breaks 157 from ENI Petroleum (now Woodside). Both wells were deemed dry-holes and were plugged and abandoned.

                                                              Costs incurred
                                           Working           through 12/31/06
        Well Name            Offshore     Interest %          (in thousands)               Status
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

                                                              Costs incurred
                                           Working           through 12/31/06
        Well Name            Offshore     Interest %          (in thousands)               Status
Eugene Island 337               LA         13.33%               $ 3,456     Discovery July 2006: Waiting on Production

The Fund acquired a 25% working interest in East Cameron 48 from Apache
Corporation ("Apache") which was drilled and deemed a dry-hole in September
2005.

                                                              Costs incurred
                                           Working           through 12/31/06
        Well Name            Offshore     Interest %          (in thousands)               Status
East Cameron 48                 LA         25.00%               $ 5,893              DRY:September 2005

The Fund acquired a 7.5% working interest in Main Pass 155 from Samson Energy
("Samson") which was drilled and deemed a dry-hole in July 2005.

                                                              Costs incurred
                                           Working           through 12/31/06
        Well Name            Offshore     Interest %          (in thousands)               Status
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

                                                              Costs incurred
                                           Working           through 12/31/06
        Well Name            Offshore     Interest %          (in thousands)               Status
West Cameron 95                 LA         20.00%               $ 5,597                DRY:July 2006

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company ("LLOG").

                                           Working               Budgeted
        Well Name            Offshore     Interest %          (in thousands)               Status
Galveston 248                  TX         7.50%                $ 1,815         2nd quarter 2007 drilling date
Ship Shoal 81                   LA         7.50%                $ 1,425         3rd quarter 2007 drilling date
South Marsh Island 111          LA         7.50%                $ 1,410         2nd quarter 2007 drilling date
Vermilion 344                   LA         7.50%                $ 1,620       Successful-completion in progress
West Delta 67                   LA         7.50%                $ 1,290         2nd quarter 2007 drilling date
West Delta 68                   LA         7.50%                $ 1,380            Drilling: February 2007

In December 2006, the Fund acquired a working interest in Main Pass 275 well operated by Newfield Exploration Company ("Newfield").

                                           Working               Budgeted
        Well Name            Offshore     Interest %          (in thousands)               Status
Main Pass 275                   LA         10.00%               $ 2,000        Successful-completion in progress

     Results of Operations

The following Result of Operations should be read in conjunction with our financial statements and the notes thereto. Management's discussion and analysis has been revised for the effects of the restatement as discussed in Note 9 to the financial statements.

Net loss. For the three months ended March 31, 2005, the net loss was approximately $0.2 million, primarily related to management fees offset by interest income. For the period May 27, 2004 (Inception) through March 31, 2005, the net loss was approximately $5.9 million, primarily related to approximately $2.9 million, $2.3 million and $0.9 million of dry-hole costs, investment fees and management fees, respectively offset by interest income of approximately $0.2 million.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions, the fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. For the period May 27, 2004 (Inception) through March 31, 2005, investment fees incurred and paid were approximately $2.3 million. No investment fees were incurred or paid in 2005.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be capable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three months ended March 31, 2005 and for the period May 27, 2004 (Inception) through March 31, 2005 were nil and approximately $2.9 million, respectively. Dry-hole costs incurred for the period May 27, 2004 (Inception) through March 31, 2005 related to the West Cameron 103 well, which was deemed as a dry-hole in November 2004.

Management fees. The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees incurred and paid for the three months ended March 31, 2005 and the period May 27, 2004 (Inception) through March 31, 2005 totaled approximately $0.3 million and $0.9 million, respectively.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. Other general and administrative expenses of approximately $16 thousand and $61 thousand, respectively, were incurred for the three months ended March 31, 2005 and the period May 27, 2004 (Inception) through March 31, 2005, respectively.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts. Other income for the three months ended March 31, 2005 and for the period May 27, 2004 (Inception) through March 31, 2005 were approximately $0.1 and $0.2 million, respectively.

Capital Resources and Liquidity

Cash flows used in operating activities for the three months ended March 31, 2005 were approximately $0.2 million, primarily related to management fees paid to the Manager partially offset by interest income.

Cash flows used in operating activities for the period May 27, 2004 (Inception) through March 31, 2005 were approximately $3.0 million, primarily related to investment and management fees paid to the Manager approximating $2.3 million and $0.9 million, respectively, partially offset by approximately $0.2 million of interest income earned on money market funds.

Cash flows used in investing activities for the three months ended March 31, 2005 were approximately $7 thousand, related to the interest income reinvested in the salvage fund.

Cash flows used in investing activities for the period May 27, 2004 (Inception) through March 31, 2005 were approximately $7.7 million, primarily related to payments to operators for working interests and expenditures to be utilized for 2005 exploration and development activities of approximately $3.6 million and approximately $3.1 million for capital expenditures for oil and gas properties and approximately $1.0 million for the funding of the salvage fund.

There were no cash flows relating to financing activities for the three months ended March 31, 2005.

Cash flows provided by financing activities for the period May 27, 2004 (Inception) through March 31, 2005 were approximately $45.9 million, primarily related to net proceeds from the sale of shares of the Fund, which was comprised of approximately $51.4 million for shareholders contributions offset by syndication costs of approximately $5.5 million.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through March 31, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of March 31, 2005, such estimated capital expenditures to be spent total approximately $13.8 million, all of which is expected to be paid out of the unspent capital contribution within the following twelve months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of March 31, 2005
In thousands
                                Total Project   Spent Through      To be Spent
Projects                           Costs        March 31, 2005    Next 12 Months
                                   -----        --------------    --------------
       South Timbalier 77 (i)       9,391            3,845             5,546
       Main Pass 155 (ii)           8,250                -             8,250
                                  -------          -------           -------
                                  $17,641          $ 3,845           $13,796
                                  =======          =======           =======

   (i) South Timbalier 77 project was a success and began producing in August 2005.
  (ii) Main Pass 155 was determined to be a dry-hole in July 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended March 31, 2005, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.

Item 4. Controls and Procedures

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Fund on December 20, 2006, on December 15, 2006, the Manager of the Fund, Ridgewood Energy Corporation, concluded that the Fund's financial statements as of and for the period from May 27, 2004 (Inception) to December 31, 2004 and as of and for the year ended December 31, 2005 as included in the Fund's Form 10 registration statement and Annual Report on Form 10-K should no longer be relied upon and should be restated to correct for errors detected by management. The Fund is filing amendments to its Form 10 and Form 10-K, as well as amendments to its Quarterly Reports on Form 10-Q and Form 10-Q/A for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 as a result of these restatements.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Material Weaknesses

After examining certain transactions and reviewing reconciliations from 2004 and 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on December 15, 2006, management announced the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include accounting principles generally accepted in the United States ("GAAP") and financial reporting procedures surrounding GAAP pre and post-closing procedures.

Management concluded the reason for these errors primarily related to the lack of technical accounting expertise relating to certain GAAP processing, recording, summarizing and reporting processes.

The Fund had the following weaknesses.

     o Insufficient training programs, and formalized policies and procedures on documenting financial controls, to ensure the ongoing application and execution of controls;
     o Staff lacking sufficient technical accounting expertise in GAAP and SEC requirements; and
     o Lack of resources necessary to perform consistent, routine analytical reviews of the GAAP financial results, including key balance sheet and income statement account analyses.

(d)  Material Weaknesses Remediated

Management has been and is committed to remediation of weaknesses, as well as to continual improvement of the Fund's overall system of internal control over GAAP financial reporting. Management has developed and implemented remediation procedures for each of the weaknesses, and has undergone efforts to significantly strengthen the existing finance organization and systems across the Fund. These efforts included the addition of finance resources which provided technical support and oversight of financial processes. In addition, various employees attended training programs. The Fund also utilized additional resources to assist in the program management aspect of each weakness in its remediation design.

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

On December 22, 2006, management, as a result of its ongoing evaluation of the effectiveness of the Fund's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 as amended (the "34 Act") Rules 13a-15(e) and 15d-15(e)) and "internal control over financial reporting" (as defined in the 34 Act Rules 13a-15(f) and 15d-15(f)), concluded the material weaknesses disclosed in this Item 4 had been addressed and remediated.

Part II.  Other Information


  Item 6.       Exhibits


        31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
        31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
        32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 9, 2007                     RIDGEWOOD ENERGY L FUND, LLC

                             By:     /s/  ROBERT E. SWANSON
                                   Name:  Robert E. Swanson
                                  Title:  President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated:  March 9, 2007
                             By:     /s/  KATHLEEN P. MCSHERRY
                                   Name:  Kathleen P. McSherry
                                  Title:  Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                Exhibit Index

        31.1 Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
        31.2 Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
        32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company.