Form 10-Q/A
period 2005-06-30
Ridgewood Energy L Fund LLC
filed 2007-03-09
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 2



 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2005 or

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________to_______________________


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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one) :


 Large accelerated filer |_|  Accelerated filer |_|   Non-accelerated filer |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


As of March 9, 2007 there were 350.1081 shares of membership interest of the registrant outstanding.

Explanatory Paragraph

This Amendment No. 2 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy L Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on August 15, 2005, is a result of the restatement of our financial statements as of June 30, 2005, for the three and six months ended June 30, 2005, and for the period May 27, 2004 (Inception) through June 30, 2005.

We are restating our previously reported financial information for these periods to correct for the following: (1) reclassifications of advances to operators for working interest and expenditures account from unproved properties and the salvage fund from cash and cash equivalents, (2) over accrual for unproved properties, and (3) recording of asset retirement obligations and related accretion expense.

This Form 10-Q/A also reflects the effects of restatements to prior periods. The restatements are described in more detail in Note 9 to the Unaudited Condensed Financial Statements included elsewhere in this report.

This amendment only amends and restates the Original and amended Filings solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby, except for the Business Update included in
Item 2., which reflects the current status of each project.

                                      Table of Contents

Part I - FINANCIAL INFORMATION                                                                      Page

   Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of June 30, 2005 (restated) and December 31, 2004 ..................4
      Condensed Statements of Operations for the three and six months ended June 30, 2005 (restated)
         and May 27, 2004 (Inception) through June 30, 2005 (restated)................................5
      Condensed Statements of Cash Flows for the six months ended June 30, 2005 (restated) ...........6 and May 27, 2004 (Inception) through June 30, 2005 (restated)
      Notes to Unaudited Condensed Financial Statements ..............................................7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...21
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..............................27
   Item 4.  Controls and Procedures .................................................................27

Part II - OTHER INFORMATION

   Item 6.  Exhibits ................................................................................30

   SIGNATURES .......................................................................................31

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                             CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                June 30, 2005        December 31, 2004
                                                                -------------        -----------------
                                                                 (Restated -
                                                                  see note 9)
                                ASSETS
Current assets:
    Cash and cash equivalents                                    $ 30,804,394           $ 35,341,401
    Interest receivable                                                     -                 16,738
    Prepaid expenses                                                    3,175                 22,228
                                                                 ------------           ------------
       Total current assets                                        30,807,569             35,380,367
                                                                 ------------           ------------
Salvage fund                                                        1,019,556              1,004,754
                                                                 ------------           ------------

Oil and gas properties
    Advances to operators for working interests and
        expenditures                                                1,260,240              3,635,572
    Proved properties                                               6,374,608                      -
    Unproved properties                                                     -                209,113
                                                                 ------------           ------------
       Total oil and gas properties                                 7,634,848              3,844,685
                                                                 ------------           ------------
       Total assets                                              $ 39,461,973           $ 40,229,806
                                                                 ============           ============

                   LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
    Due to operators                                             $    260,060           $          -
    Accrued expenses payable                                           18,058                 16,240
                                                                 ------------           ------------
       Total current liabilities                                      278,118                 16,240
                                                                 ------------           ------------
Non-current liabilities:
    Asset retirement obligations                                      325,602                      -
                                                                 ------------           ------------
       Total non-current liabilities                                  325,602                      -
                                                                 ------------           ------------
    Total Liabilities                                                 603,720                 16,240
                                                                 ------------           ------------

Commitments and contingencies (Note 8)

Members' capital:
    Manager:
       Accumulated deficit                                           (242,165)              (116,883)
                                                                 ------------           ------------
       Manager's total                                               (242,165)              (116,883)
                                                                 ------------           ------------
    Shareholders:
       Capital contributions (670 shares authorized;
           350.1081 issued and outstanding)                        51,400,840             51,400,840
       Syndication costs                                           (5,501,727)            (5,501,727)
       Accumulated deficit                                         (6,798,695)            (5,568,664)
                                                                 ------------           ------------
       Shareholders' total                                         39,100,418             40,330,449
                                                                 ------------           ------------
       Total members' capital                                      38,858,253             40,213,566
                                                                 ------------           ------------
       Total liabilities and members' capital                    $ 39,461,973           $ 40,229,806
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

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      For the period
                                                                                                       May 27, 2004
                                                      For the three months     For the six months      (Inception)
                                                            ended                    ended               through
                                                         June 30, 2005           June 30, 2005        June 30, 2005
                                                         -------------           -------------        -------------
                                                          (Restated -            (Restated -           (Restated -
                                                          see note 9)            see note 9)           see note 9)
Revenue
    Oil and gas revenues                                   $         -           $         -           $         -
                                                           -----------           -----------           -----------
Expenses
    Investment fees to affiliate (Note 6)                            -                     -             2,315,967
    Dry-hole costs                                             880,266               880,266             3,760,994
    Accretion expense                                            2,424                 2,424                 2,424
    Management fees to affiliate (Note 6)                      321,257               642,514             1,191,820
    Other general and administrative expenses                  139,449               155,550               200,439
                                                           -----------           -----------           -----------
      Total expenses                                         1,343,396             1,680,754             7,471,644
                                                           -----------           -----------           -----------
      Loss from operations                                  (1,343,396)           (1,680,754)           (7,471,644)

Other income
    Interest income                                            219,500               325,441               430,784
                                                           -----------           -----------           -----------
      Total other income                                       219,500               325,441               430,784
      Net loss                                             $(1,123,896)          $(1,355,313)          $(7,040,860)
                                                           -----------           -----------           -----------
      Manager - Net loss                                   $   (75,738)          $  (125,282)          $  (242,165)
      Shareholders - Net loss                              $(1,048,158)          $(1,230,031)          $(6,798,695)
      Net loss per share                                   $    (2,994)          $    (3,513)          $   (19,419)



   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the period
                                                                                            May 27, 2004
                                                                     For the six months      (Inception)
                                                                            ended               through
                                                                        June 30, 2005       June 30, 2005
                                                                        -------------       -------------
                                                                          (Restated -        (Restated -
                                                                          see note 9)        see note 9)
Cash flows from operating activities
    Net loss                                                             $ (1,355,313)     $ (7,040,860)
    Adjustments to reconcile net loss to net cash
      used in operating activities

      Dry-hole costs                                                          880,266         3,760,994
      Accretion expense                                                         2,424             2,424
      Changes in assets and liabilities
        Decrease (increase) in prepaid expenses                                19,053            (3,175)
        Decrease in interest receivable                                        16,738                 -
        Increase in accrued expenses payable                                    1,818            18,058
                                                                         ------------      ------------
        Net cash used in operating activities                                (435,014)       (3,262,559)
                                                                         ------------      ------------

Cash flows from investing activities
    Payments to operators for working interests and expenditures                    -        (3,635,572)
    Capital expenditures for oil and gas properties                        (4,087,191)       (7,177,032)
    Funding of salvage fund                                                         -        (1,000,000)
    Interest income reinvested - salvage fund                                 (14,802)          (19,556)
                                                                         ------------      ------------
        Net cash used in investing activities                              (4,101,993)      (11,832,160)
                                                                         ------------      ------------
Cash flows from financing activities
    Contributions from shareholders                                                 -        51,400,840
    Syndication costs paid                                                          -        (5,501,727)
                                                                         ------------      ------------
        Net cash provided by financing activities                                   -        45,899,113
                                                                         ------------      ------------

        Net (decrease) increase in cash and cash equivalents               (4,537,007)       30,804,394
        Cash and cash equivalents, beginning of period                     35,341,401                 -
                                                                         ------------      ------------
        Cash and cash equivalents, end of period                         $ 30,804,394      $ 30,804,394
                                                                         ============      ============

Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and
           gas properties reclassified to proved properties              $  2,375,332      $  2,375,332
                                                                         ============      ============


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                        (An exploratory stage enterprise)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       Organization and Purpose

The Ridgewood Energy L Fund, LLC ("Fund"), a Delaware limited liability company, was formed on May 27, 2004 and operates pursuant to a limited liability company agreement ("LLC Agreement") dated as of July 6, 2004 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is May 27, 2004, the Fund did not begin operations until July 22, 2004 when it began its private offering of shares. There were no business activities prior to July 22, 2004 and as such, no prior period comparative financial information is presented.

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

     Advances to Operators for Working Interests and Expenditures

Each participation agreement the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the advances are transferred to unproved properties.

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

As of June 30, 2005 and December 31, 2004, amounts recorded in due to operators totaling approximately $0.2 million and nil, respectively, related to the acquisition of oil and natural gas property.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund has not earned revenue from inception through June 30, 2005.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of June 30, 2005 and December 31, 2004, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

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


                                             June 30, 2005
                                             -------------
Balance - Beginning of period                   $      -

Liabilities incurred                             323,178
Liabilities settled                                    -
Accretion expense                                  2,424
                                                --------
Balance - End of period                         $325,602
                                                ========

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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and six months ended June 30, 2005 and for the period May 27, 2004 (Inception) through June 30, 2005, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of June 30, 2005 and December 31, 2004, the Fund had no accumulated depletion and amortization.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $30.6 million and $35.0 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of June 30, 2005 and December 31, 2004, the Fund had no investments in US Treasury Notes.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

3.       Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires, unless impracticable, retrospective application to prior periods' financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have an impact on the 2006 financial statements.

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

4.       Unproved Properties - Capitalized Exploratory Well Costs

In April 2005, FASB issued ("FSP") 19-1, "Accounting for Suspended Well Costs" ("FSP 19-1"). This FSP was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project. FSP 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing these reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether an entity is making sufficient progress assessing the reserves and FSP 19-1 provides several indicators in this evaluation. FSP 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $0.9 million, $0.9 million, and $3.8 million, for the three and six months ended June 30, 2005, and for the period May 27, 2004 (Inception) through June 30, 2005, respectively. As of June 30, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the six months ended June 30, 2005.


                                                         June 30, 2005
                                                         -------------
Balance - Beginning of period                             $   209,113

Additions to capitalized exploratory well costs
  pending the determination of proved reserves              6,165,495
Reclassifications to proved properties based on
  the determination of proved reserves                     (6,374,608)
                                                          -----------
Balance - End of period                                   $         -
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

6.       Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. There were no investment fees for both the three and six months ended June 30, 2005. For the period May 27, 2004 (Inception) through June 30, 2005, investment fees were approximately $2.3 million.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.3 million and $0.6 million were incurred and paid for the three and six months ended June 30, 2005, respectively. Management fees of approximately $1.2 million were incurred and paid for the period May 27, 2004 (Inception) through June 30, 2005.

In 2004, the Manager was paid an offering fee of approximately $1.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred or paid in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2005 and December 31, 2004, no amounts were outstanding.

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

7.       Fair Value of Financial Instruments

As of June 30, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.       Commitment and Contingencies

         Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

9.       Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the six months ended June 30, 2005, management identified accounting errors. Accordingly, the Fund has restated the June 30, 2005 financial statements in this Form 10-Q/A (Amendment No. 2).

The financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and for the period May 27, 2004 (Inception) through June 30, 2005 have been restated to reflect the following adjustments:

     o The salvage fund, which was incorrectly included as cash and cash equivalents has been reclassified into its own account, resulting in approximately a $1.0 million reclassification from cash and cash equivalents to salvage fund.
     o Payments for South Timbalier 77 which were incorrectly recorded as unproved properties have been reclassified to advances to operators for working interests and expenditures, resulting in approximately a $1.3 million increase in advances to operators for working interests and expenditures and a corresponding decrease in unproved properties.

     o Unproved property costs which were over accrued, have been corrected, resulting in approximately a $0.5 million decrease in unproved properties and a corresponding decrease in due to operators.
     o Capital expenditures related to the South Timbalier 77 project which were incorrectly categorized as unproved properties have been reclassified to proved properties based on the discovery of proved reserves during the period ended June 30, 2005 resulting in approximately a $6.1 million increase in proved properties and a corresponding decrease in unproved properties.
     o Asset retirement obligations, which were erroneously not recorded, has been recorded, resulting in approximately a $0.3 million increase in proved properties and a corresponding increase in asset retirement obligations.
     o Accretion expense, which was erroneously not recorded, has been corrected, resulting in approximately a $2 thousand increase in accretion expense for the three and six months ended June 30, 2005 and a corresponding increase in asset retirement obligations as of June 30, 2005.

The above corrections resulted in approximately a $2 thousand increase in net loss, which resulted in approximately a $2 thousand increase in shareholders' accumulated deficit and an immaterial increase in manager's accumulated deficit. Shareholder's accumulated deficit and manager's accumulated deficit were also impacted by the previous 2004 financial statement restatement adjustments, which resulted in approximately a $23 thousand increase in shareholder's accumulated deficit and an approximate $23 thousand decrease in manager's accumulated deficit.

The following tables summarize the effects of the restatement on the Fund's 2005 balance sheet and income statements:

Balance Sheet Effects:

                                                                      June 30, 2005
                                                                      As Previously                        June 30, 2005
                                                                         Reported        Adjustments        As Restated
                                                                         --------        -----------        -----------
                              ASSETS
Current assets:
    Cash and cash equivalents                                           $ 31,823,950      $(1,019,556)      $ 30,804,394
       Total current assets                                               31,827,125       (1,019,556)        30,807,569
Salvage fund                                                                       -        1,019,556          1,019,556
Oil and gas properties
Advances to operators for working interests and expenditures                       -        1,260,240          1,260,240
    Unproved properties                                                    7,825,620       (7,825,620)                 -
    Proved properties                                                              -        6,374,608          6,374,608
       Total oil and gas properties, net                                   7,825,620         (190,772)         7,634,848
       Total assets                                                       39,652,745         (190,772)        39,461,973

                  LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
    Due to operators                                                    $    774,010      $  (513,950)      $    260,060
       Total current liabilities                                             792,068         (513,950)           278,118
Non-current liabilities:
    Asset retirement obligations                                                   -          325,602            325,602
       Total non-current liabilities                                               -          325,602            325,602
    Total Liabilities                                                        792,068         (188,348)           603,720
Members' capital:
    Manager:
       Accumulated deficit                                                  (265,301)          23,136           (242,165)
       Manager's total                                                      (265,301)          23,136           (242,165)
    Shareholders:
       Accumulated deficit                                                (6,773,135)         (25,560)        (6,798,695)
       Shareholders' total                                                39,125,978          (25,560)        39,100,418
       Total members' capital                                             38,860,677           (2,424)        38,858,253
       Total liabilities and members' capital                           $ 39,652,745      $  (190,772)      $ 39,461,973

Income Statement Effects:

                                                   For the three months
                                                    ended June 30, 2005                         For the three months
                                                      As Previously                              ended June 30, 2005
                                                        Reported              Adjustments            As Restated
                                                        --------              -----------            -----------
Expenses
Accretion expense                                               -                   2,424                   2,424
  Total expenses                                        1,340,972                   2,424               1,343,396
  Loss from operations                                 (1,340,972)                 (2,424)             (1,343,396)
  Net loss                                            $(1,121,472)            $    (2,424)            $(1,123,896)
  Manager - Net loss                                  $   (75,714)            $       (24)            $   (75,738)
  Shareholders - Net loss                             $(1,045,758)            $    (2,400)            $(1,048,158)
  Net loss per share                                  $    (2,987)            $        (7)            $    (2,994)

                                                   For the sixe months
                                                   ended June 30, 2005                             For the six months
                                                      As Previously                                ended June 30, 2005
                                                        Reported              Adjustments             As Restated
Expenses                                                --------              -----------             -----------
Accretion expense                                               -                   2,424                   2,424
  Total expenses                                        1,678,330                   2,424               1,680,754
  Loss from operations                                 (1,678,330)                 (2,424)             (1,680,754)
  Net loss                                            $(1,352,889)                 (2,424)            $(1,355,313)
  Manager - Net loss                                  $  (125,258)                    (24)            $  (125,282)
  Shareholders - Net loss                             $(1,227,631)                 (2,400)            $(1,230,031)
  Net loss per share                                  $    (3,506)                     (7)            $    (3,513)



                                                  For the period May 27,                         For the period May 27,
                                                 2004 (Inception) through                       2004 (Inception) through
                                                      June 30, 2005                                   June 30, 2005
                                                  As Previously Reported      Adjustments              As Restated
Expenses                                          ----------------------      -----------              -----------
Accretion expense                                               -                   2,424                   2,424
  Total expenses                                        7,469,220                   2,424               7,471,644
  Loss from operations                                 (7,469,220)                 (2,424)             (7,471,644)
  Net loss                                            $(7,038,436)                 (2,424)            $(7,040,860)
  Manager - Net loss                                  $  (265,301)                 23,136             $  (242,165)
  Shareholders - Net loss                             $(6,773,135)                (25,560)            $(6,798,695)
  Net loss per share                                  $   (19,346)                    (73)            $   (19,419)


In addition to the cash flow statement impact of the above restatements and prior period restatements, the statements of cash flows for the six months ended June 30, 2005 and for the period May 27, 2004 (Inception) through June 30, 2005 have also been restated for the following:

     o Interest earned on the salvage fund which was incorrectly classified as cash and cash equivalents has been corrected to be properly reflected as an investing activity, resulting in approximately a $15 thousand decrease in cash and cash equivalents and a corresponding increase in cash used in investing activities.

     o Cash advances to operators for working interests of approximately $3.0 million have been presented on their own line item, resulting in an increase in payments to operators for working interests and a corresponding decrease to capital expenditures for oil and gas properties for the period May 27, 2004 (inception) through June 30, 2005.

Statement of Cash Flow Effects:

                                                                        For the six months                      For the six
                                                                           ended June 30,                       month ended
                                                                       2005 As Previously                      June 30, 2005
                                                                            Reported        Adjustments         As Restated
                                                                            --------        -----------         -----------
Cash flows from operating activities
    Net loss                                                                $ (1,352,889)   $     (2,424)      $ (1,355,313)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Accretion expense                                                                -           2,424              2,424
        Decrease in interest receivable                                                -          16,738             16,738
        Net cash provided by (used in) operating activities                     (451,752)         16,738           (435,014)

Cash flows from investing activities
    Interest income reinvested - salvage fund                                          -         (14,802)           (14,802)
        Net cash used in investing activities                                 (4,087,191)        (14,802)        (4,101,993)
        Net (decrease) in cash and cash equivalents                           (4,538,943)          1,936         (4,537,007)
        Cash and cash equivalents, beginning of period                        36,362,893      (1,021,492)        35,341,401
        Cash and cash equivalents, end of period                            $ 31,823,950    $ (1,019,556)      $ 30,804,394

Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and gas properties
        reclassified  to unproved properties                                $          -    $  2,375,332       $  2,375,332

                                                                             May 27, 2004                     For the period
                                                                             (Inception)                       May 27, 2004
                                                                           through June 30,                     (Inception)
                                                                                 2005                          through June
                                                                            As Previously                         30, 2005
                                                                               Reported       Adjsutments       As Restated
                                                                               --------       -----------       -----------
Cash flows from operating activities
    Net loss                                                                $ (7,038,436)   $     (2,424)      $ (7,040,860)
    Adjustments to reconcile net loss to net cash
      used in operating activities
      Accretion expense                                                                -           2,424              2,424
Cash flows from investing activities
    Payments to operators for working interests
       and expenditures                                                                -      (3,635,572)        (3,635,572)
    Capital expenditures for oil and gas properties                          (10,812,604)      3,635,572         (7,177,032)
    Funding of salvage fund                                                            -      (1,000,000)        (1,000,000)
    Interest income reinvested - salvage fund                                          -         (19,556)           (19,556)
        Net cash used in investing activities                                (10,812,604)     (1,019,556)       (11,832,160)
        Net increase in cash and cash equivalents                             31,823,950      (1,019,556)        30,804,394
        Cash and cash equivalents, beginning of period                                                 -                  -
        Cash and cash equivalents, end of period                            $ 31,823,950    $ (1,019,556)      $ 30,804,394
Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and
           gas properties reclassified to proved properties                 $          -    $  2,375,332       $  2,375,332
        Capital expenditures in oil and gas properties included in due
           to operators                                                     $    774,010    $   (774,010)      $          -

10.     Subsequent Events

On July 25, 2005, the Fund was informed by Samson Energy ("Samson"), the Operator of Main Pass 155 that the well being drilled by Samson did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 7.5% working interest in Main Pass 155. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $1.0 million recorded in the second quarter of 2005.

On September 15, 2005, the Fund was informed by Apache Corporation ("Apache"), the Operator of East Cameron 48 that the well being drilled by Apache did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. The Fund owns a 25% working interest in East Cameron 48. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $5.8 million, primarily recorded in the third and fourth quarter of 2005.

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

In October 2006, the Fund acquired a working interest in the following wells:

                                                                    Working                  Drilling
                                    Operator           Offshore    Interest %                  Date
--------------------------------------------------------------------------------------------------------------------
Galveston 248                  LLOG Exploration Co.        TX        7.50%                   Q2 2007

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements


This Form 10-Q/A, Amendment No. 2, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q/A reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund's primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering shares in a private offering on May 27, 2004. As a result of such offering, it raised capital of approximately $51.4 million through the sale of
350.1081 shares of LLC membership interests. After the payment of approximately $7.8 million in offering fees, commissions and investment fees to the Fund's Manager, affiliates, and broker-dealers, the Fund retained approximately $43.6 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable to the Manager for the service of investigating and evaluating investment opportunities and affecting transactions.

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

                                       Working        Costs incurred
                                       Interest      through 12/31/06
Well Name                  Offshore       %           (in thousands)                 Status
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

Net loss. For the three and six months ended June 30, 2005, net loss was approximately $1.1 million and $1.4 million, respectively, primarily relating to management fees of approximately $0.3 million and $0.6 million, respectively and dry-hole costs of approximately $0.9 million, partially offset by interest income. For the period May 27, 2004 (Inception) through June 30, 2005, net loss was approximately $7.0 million, primarily related to dry-hole costs, investment fees and management fees of approximately $3.8 million, $2.3 million and $1.2 million, respectively, offset by interest income.

Investment fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions, the fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. There were no investment fees were incurred or paid in 2005. For the period May 27, 2004 (Inception) through June 30, 2005, investment fees incurred and paid were approximately $2.3 million.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three and six months ended June 30, 2005 and for the period May 27, 2004 (Inception) through June 30, 2005 were approximately $0.9 million, $0.9 million and $3.8 million, respectively. The fund experienced two dry-holes from inception through June 30, 2005, West Cameron 103 in November 2004 and Main Pass 155 in July 2005.

Management fees. The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees incurred and paid for the three and six months ended June 30, 2005, and the period May 27, 2004 (Inception) through June 30, 2005 totaled approximately $0.3 million, $0.6 million, and $1.2 million, respectively.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. Other general and administrative expenses of approximately $0.1 million, $0.2 million and $0.2 million, respectively, were incurred for the three and six months ended June 30, 2005 and the period May 27, 2004 (Inception) through June 30, 2005, respectively.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts. Other income for the three and six months ended June 30, 2005 and for the period May 27, 2004 (Inception) through June 30, 2005 were approximately $0.2 million, $0.3 million and $0.4 million, respectively.

Capital Resources and Liquidity

Cash flows used in operating activities for the six months June 30, 2005 were approximately $0.4 million, primarily related to management fees paid to the Manager and other general and administrative expenses partially offset by interest income received in money market funds.

Cash flows used in operating activities for the period May 27, 2004 (Inception) through June 30, 2005 were approximately $3.3 million, primarily related to investment and management fees paid to the Manager of approximately $2.3 million and $1.2 million, respectively, partially offset by interest income received in money market funds.

Cash flows used in investing activities for the six months June 30, 2005 were approximately $4.1 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the period May 27, 2004 (Inception) through June 30, 2005 were approximately $11.8 million, primarily related to capital expenditures for oil and gas properties, payments to operators for working interests and expenditures to be utilized for 2005 exploration and development activities and for the funding of the salvage fund of approximately $7.2 million, $3.6 million and $1.0 million, respectively.

There were no cash flows relating to financing activities for the six months ended June 30, 2005.

Cash flows provided by financing activities for the period May 27, 2004 (Inception) through June 30, 2005 were approximately $45.9 million, primarily related to net proceeds from the sale of shares of the Fund, which was comprised of approximately $51.4 million for shareholders contributions offset by syndication costs of approximately $5.5 million.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through June 30, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For the projects committed as of June 30, 2005, such estimated capital expenditures to be spent total approximately $20.6 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:


Estimated Capital Expenditures
As of June 30, 2005
In thousands

                                 Total Project         Spent Through         To be Spent
                                     Costs             June 30, 2005        Next 12 Months
                                     -----             -------------        --------------
Projects
Eugene Island 337 (i)               $ 5,200               $     -               $ 5,200
South Timbalier 77 (ii)               9,391                 7,635                 1,756
Main Pass 155 (iii)                   1,000                   976                    24
East Cameron 48 (iv)                  5,900                     -                 5,900
East Break 157 (v)                  $ 7,700               $     -               $ 7,700
                                    -------               -------               -------
                                    $29,191               $ 8,611               $20,580
                                    =======               =======               =======


     (i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. Eugene Island 337 was deemed successful in July 2006 but is waiting for production.
     (ii) South Timbalier 77 project was a success and began producing in August 2005.
     (iii )Main Pass 155 was determined to be a dry-hole in July 2005.
     (iv) East Cameron 48 was determined to be a dry-hole in September 2005.
     (v)  East Breaks 157 was determined to be a dry-hole in March 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended June 30, 2005, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)     Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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