Form 10-Q/A
period 2005-09-30
Ridgewood Energy L Fund LLC
filed 2007-03-09
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2005 or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________________to___________________



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

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy L Fund, LLC (the "Fund") Form 10-Q (the "Original Filing") originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2005, is a result of the restatement of our financial statements as of September 30, 2005, for the three and nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005.

We are restating our previously reported financial information for these periods to correct for the following: (1) accruals of oil and gas revenues and properties, (2) reclassifications of the salvage fund from cash and cash equivalents and unproved properties from proved properties, (3) recording of lease operating expenses and asset retirement obligations and related accretion expense, and (4) erroneous calculation of depletion expense.

This Form 10-Q/A also reflects the effects of restatements to prior periods. The restatements are described in more detail in Note 9 to the Unaudited Condensed Financial Statements included elsewhere in this report.

This amendment only amends and restates the Original Filing solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby, except for the Business Update included in Item 2., which reflects the current status of each project.

                                         Table of Contents
Part I - FINANCIAL INFORMATION                                                                          Page


   Item 1.  Financial Statements (Unaudited):
     Condensed Balance Sheets as of September 30, 2005 (restated) and December 31, 2004 .................4
     Condensed Statements of Operations for the three and nine months ended
       September 30, 2005 (restated) and May 27, 2004 (Inception) to September 30, 2005 (restated) ......5
     Condensed Statements of Cash Flows for the nine months ended September 30, 2005 (restated)
       and May 27, 2004 (Inception) to September 30, 2005 (restated) ....................................6
   Notes to Unaudited Condensed Financial Statements ....................................................7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......23
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................29
   Item 4.  Controls and Procedures ....................................................................29

Part II - OTHER INFORMATION

   Item 6.  Exhibits ...................................................................................32

   SIGNATURES ..........................................................................................33


                                        RIDGEWOOD ENERGY L FUND, LLC
                                      (An exploratory stage enterprise)
                                         CONDENSED BALANCE SHEETS
                                                 (Unaudited)
                                                                              September 30, 2005    December 31, 2004
                                                                              ------------------    -----------------
                                                                                  (Restated -
                                                                                  see note 9)
                                 ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 23,290,811          $ 35,341,401
     Production receivable                                                         1,366,124                     -
     Interest receivable                                                                   -                16,738
     Prepaid expenses                                                                 23,066                22,228
                                                                                ------------          ------------
        Total current assets                                                      24,680,001            35,380,367
                                                                                ------------          ------------
Salvage fund                                                                       1,025,530             1,004,754
                                                                                ------------          ------------
Oil and gas properties
     Advances to operators for working interests and expenditures                          -             3,635,572
     Proved properties                                                             9,378,056                     -
     Unproved properties                                                             111,177               209,113
     Less:  accumulated depletion and amortization - proved properties            (1,130,158)                    -
                                                                                ------------          ------------
        Total oil and gas properties, net                                          8,359,075             3,844,685
                                                                                ------------          ------------
        Total assets                                                            $ 34,064,606          $ 40,229,806
                                                                                ============          ============
                    LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
     Due to operators                                                           $    639,199          $          -
     Accrued expenses payable                                                         77,586                16,240
                                                                                ------------          ------------
        Total current liabilities                                                    716,785                16,240
                                                                                ------------          ------------
Non-current liabilities:
     Asset retirement obligations                                                    329,265                     -
                                                                                ------------          ------------
        Total non-current liabilities                                                329,265                     -
                                                                                ------------          ------------
     Total Liabilities                                                             1,046,050                16,240
                                                                                ------------          ------------
Commitments and contingencies (Note 8)

Members' capital:
     Manager:
        Accumulated deficit                                                         (182,722)             (116,883)
                                                                                ------------          ------------
        Manager's total                                                             (182,722)             (116,883)
                                                                                ------------          ------------
     Shareholders:
        Capital contributions (670 shares authorized;
           350.1081 issued and outstanding)                                       51,400,840            51,400,840
        Syndication costs                                                         (5,501,727)           (5,501,727)
        Accumulated deficit                                                      (12,697,835)           (5,568,664)
                                                                                ------------          ------------
        Shareholders' total                                                       33,201,278            40,330,449
                                                                                ------------          ------------
        Total members' capital                                                    33,018,556            40,213,566
                                                                                ------------          ------------
        Total liabilities and members' capital                                  $ 34,064,606          $ 40,229,806
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

                                          RIDGEWOOD ENERGY L FUND, LLC
                                      (An exploratory stage enterprise)
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                                                            For the period
                                                                                                             May 27, 2004
                                                                                          Nine Months         (Inception)
                                                       Three months ended                   ended               through
                                                          September 30,                  September 30,        September 30,
                                                       2005              2004                2005                 2005
                                                       ----              ----                ----                 ----
                                                    (Restated                             (Restated            (Restated
                                                    see note 9)                           see note 9)          see note 9)
Revenue
  Oil and gas revenues                            $  1,366,124        $          -        $  1,366,124        $  1,366,124
                                                  ------------        ------------        ------------        ------------
Expenses
  Investment fees to affiliate (Note 6)                      -           2,315,967                   -           2,315,967
  Dry-hole costs                                     5,735,349                   -           6,615,615           9,496,343
  Depletion and amortization                         1,130,158                   -           1,130,158           1,130,158
  Accretion expense                                      3,663                   -               6,087               6,087
  Management fees to affiliate (Note 6)                321,257              94,763             963,771           1,513,077
  Lease operating expenses                              64,119                   -              64,119              64,119
  Other general and administrative expenses            139,031              29,022             294,581             339,470
                                                  ------------        ------------        ------------        ------------
     Total expenses                                  7,393,577           2,439,752           9,074,331          14,865,221
                                                  ------------        ------------        ------------        ------------
     Loss from operations                           (6,027,453)         (2,439,752)         (7,708,207)        (13,499,097)
Other income
  Interest income                                      187,756              36,114             513,197             618,540
                                                  ------------        ------------        ------------        ------------
     Total other income                                187,756              36,114             513,197             618,540
     Net loss                                     $ (5,839,697)       $ (2,403,638)       $ (7,195,010)       $(12,880,557)
                                                  ------------        ------------        ------------        ------------
     Manager - Net income (loss)                  $     59,443        $    (41,366)       $    (65,839)       $   (182,722)
     Shareholders - Net loss                      $ (5,899,140)       $ (2,362,272)       $ (7,129,171)       $(12,697,835)
     Net loss per share                           $    (16,849)       $     (6,747)       $    (20,363)       $    (36,268)


          The accompanying notes are an integral part of these unaudited condensed financial statements.

                                 RIDGEWOOD ENERGY L FUND, LLC
                              (An exploratory stage enterprise)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                                            For the period
                                                                                              May 27, 2004
                                                                  For the nine months         (Inception)
                                                                         ended                  through
                                                                  September 30, 2005       September 30, 2005
                                                                  ------------------       ------------------
                                                                     (Restated -              (Restated -
                                                                     see note 9)              see note 9)
Cash flows from operating activities
  Net loss                                                           $ (7,195,010)            $(12,880,557)
  Adjustments to reconcile net loss to net cash
     used in operating activities
     Dry-hole costs                                                     6,615,615                9,496,343
     Depletion and amortization                                         1,130,158                1,130,158
     Accretion expense                                                      6,087                    6,087
     Changes in assets and liabilities
       Increase in production receivable                               (1,366,124)              (1,366,124)
       Increase in prepaid expenses                                          (838)                 (23,066)
       Decrease in interest receivable                                     16,738                        -
       Increase in due to operators                                        64,119                   64,119
       Increase in accrued expenses payable                                61,346                   77,586
                                                                     ------------             ------------
       Net cash used in operating activities                             (667,909)              (3,495,454)
                                                                     ------------             ------------
Cash flows from investing activities
  Payments to operators for working interests                                   -               (3,635,572)
    and expenditures
  Capital expenditures for oil and gas properties                     (11,361,905)             (14,451,746)
  Funding of salvage fund                                                       -               (1,000,000)
  Interest income reinvested-salvage fund                                 (20,776)                 (25,530)
                                                                     ------------             ------------
       Net cash used in investing activities                          (11,382,681)             (19,112,848)
                                                                     ------------             ------------
Cash flows from financing activities
    Contributions from shareholders                                             -               51,400,840
    Syndication costs paid                                                      -               (5,501,727)
                                                                     ------------             ------------
       Net cash provided by financing activities                                -               45,899,113
                                                                     ------------             ------------
       Net (decrease) increase in cash and
         cash equivalents                                             (12,050,590)              23,290,811
       Cash and cash equivalents,
         beginning of period                                           35,341,401                        -
                                                                     ------------             ------------
       Cash and cash equivalents, end of period                      $ 23,290,811             $ 23,290,811
                                                                     ============             ============
Supplemental schedule of non-cash investing activities
       Advances used for capital expenditures in oil and
         gas properties reclassified to proved properties            $  3,635,572             $  3,635,572
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

As of September 30, 2005 and December 31, 2004, amounts recorded in due to operators totaling approximately $0.6 million and nil, respectively, related to the acquisition of oil and natural gas property.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of September 30, 2005 and December 31, 2004, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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


                                                September 30, 2005
                                                ------------------

            Balance - Beginning of period            $       -

            Liabilities incurred                       620,007
            Liabilities settled                       (296,829)
            Accretion expense                            6,087
                                                     ---------
            Balance - End of period                  $ 329,265
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of September 30, 2005 and December 31, 2004, the Fund had accumulated depletion and amortization of approximately $1.1 million and nil, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2005 and December 31, 2004, bank balances exceeded federally insured limits by approximately $23.1 million and $35.0 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. As of September 30, 2005 and December 31, 2004, the Fund had no investments in US Treasury Notes.

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

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $5.7 million, $6.6 million, and $9.5 million, for the three and nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005, respectively. As of September 30, 2005 and December 31, 2004, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the nine months ended September 30, 2005.

                                                     September 30, 2005
                                                     ------------------

Balance - Beginning of period                           $   209,113

Additions to capitalized exploratory well costs
  pending the determination of proved reserves            9,280,120
Reclassifications to proved properties based on
  the determination of proved reserves                   (9,378,056)
                                                        -----------
Balance - End of period                                 $   111,177
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

6.   Related Parties

The Manager was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. There were no investment fees for both the three and nine months ended September 30, 2005. For the period May 27, 2004 (Inception) through September 30, 2005, investment fees were approximately $2.3 million.

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.3 million and $1.0 million were incurred and paid for the three and nine months ended September 30, 2005, respectively. Management fees of approximately $1.5 million were incurred and paid for the period May 27, 2004 (Inception) through September 30, 2005.

In 2004, the Manager was paid an offering fee of approximately $1.8 million, which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2). There were no offering fees incurred or paid in 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2005 and December 31, 2004, no amounts were outstanding.

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

7.   Fair Value of Financial Instruments

As of September 30, 2005 and for the period ended December 31, 2004, the carrying value of cash and cash equivalents and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2005 and December 31, 2004, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the nine months ended September 30, 2005, management identified accounting errors. Accordingly, the Fund has restated the September 30, 2005 financial statements in this Form 10-Q/A (Amendment No. 1).

The financial statements as of September 30, 2005, for the three and nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005 have been restated to reflect the following adjustments:

     o Depletion and amortization, which was erroneously calculated, has been corrected, resulting in approximately a $1.0 million increase in depletion and amortization expense for the three and nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005 and a corresponding increase in accumulated depletion and amortization - proved properties as of September 30, 2005.

     o Oil and gas revenues which were over accrued have been corrected, resulting in approximately a $0.3 million decrease in oil and gas revenues for the three and nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005 and a $0.3 million decrease in production receivable as of September 30, 2005.
     o Lease operating expenses, which were not recorded, have been corrected, resulting in approximately a $64 thousand increase in lease operating expense for the three and nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005 and a corresponding increase in due to operators as of September 30, 2005.
     o The salvage fund, which was incorrectly included as cash and cash equivalents has been reclassified into its own account, resulting in approximately a $1.0 million reclassification from cash and cash equivalents to salvage fund.
     o Unproved property costs which were over accrued, have been corrected, resulting in approximately a $1.3 million decrease in unproved properties and a corresponding decrease in due to operators.
     o Proved property costs relating to South Timbalier 77, which were under accrued, have been corrected, resulting in approximately a $0.6 million increase in proved properties and a corresponding increase in due to operators.
     o Unproved property costs relating to Eugene Island 337, which were erroneously recorded as proved properties, have been corrected, resulting in approximately a $0.1 million increase in unproved properties and a corresponding decrease in proved properties.
     o Asset retirement obligations of approximately $0.3 million erroneously not recorded have been corrected resulting in an increase in proved properties and an increase in asset retirement obligations.
     o Accretion expense, which was erroneously not recorded, has been corrected, resulting in approximately a $3 thousand, $6 thousand, and $6 thousand increase in accretion expense for the three and nine months ended September 30, 2005, respectively, and for the period May 27, 2004 (Inception) through September 30, 2005, respectively and a $6 thousand increase in asset retirement obligations as of September 30, 2005.

The above corrections resulted in approximately a $1.4 million increase in net loss for the nine month period ended September 30, 2005, which resulted in approximately a $1.3 million increase in shareholders' accumulated deficit and approximately a $66 thousand increase in manager's accumulated deficit. Shareholder's accumulated deficit and manager's accumulated deficit were also impacted by the Fund's previous 2004 financial statement restatement adjustments, which resulted in approximately a $23 thousand increase in shareholder's accumulated deficit and an approximate $23 thousand decrease in manager's accumulated deficit.

The following tables summarize the effects of the restatement on the 2005 balance sheet and income statements.

Balance Sheet Effects:                                 September 30, 2005                            September 30,
                                                         As Previously                                  2005
                                                            Reported             Adjustments         As Restated
                                                            --------             -----------         -----------
                              ASSETS
Current assets:
  Cash and cash equivalents                               $ 24,316,341          $ (1,025,530)       $ 23,290,811
  Production receivable                                      1,674,509              (308,385)          1,366,124
  Prepaid expenses                                              23,066                     -              23,066

     Total current assets                                   26,013,916            (1,333,915)         24,680,001

Salvage fund                                                         -             1,025,530           1,025,530
Oil and gas properties
  Unproved properties                                        1,272,177            (1,161,000)            111,177
  Proved properties                                          8,559,365               818,691           9,378,056
  Less:  accumulated depletion and amortization
     - proved properties                                      (105,694)           (1,024,464)         (1,130,158)
     Total oil and gas properties, net                       9,725,848            (1,366,773)          8,359,075

     Total assets                                         $ 35,739,764          $ (1,675,158)       $ 34,064,606

                 LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Due to operators                                        $  1,240,567          $   (601,368)       $    639,199

     Total current liabilities                               1,318,153              (601,368)            716,785

Non-current liabilities:
  Asset retirement obligations                                       -               329,265             329,265

     Total non-current liabilities                                   -               329,265             329,265

  Total Liabilities                                          1,318,153              (272,103)          1,046,050

Members' capital:
     Accumulated deficit                                      (139,701)              (43,021)           (182,722)
     Manager's total                                          (139,701)              (43,021)           (182,722)

  Shareholders:
     Accumulated deficit                                   (11,337,801)           (1,360,034)        (12,697,835)

     Shareholders' total                                    34,561,312            (1,360,034)         33,201,278

     Total members' capital                                 34,421,611            (1,403,055)         33,018,556

     Total liabilities and members' capital               $ 35,739,764          $ (1,675,158)       $ 34,064,606

Statement of Operation Effects:                For the three                               For the three
                                               months ended                                months ended
                                             September 30, 2005                          September 30, 2005
                                               As Previously          Adjustments           As Restated
                                               -------------          -----------           -----------
Revenue
  Oil and gas revenues                         $ 1,674,509            $  (308,385)         $ 1,366,124
Expenses
  Depletion and amortization                       105,694              1,024,464            1,130,158
  Accretion expense                                      -                  3,663                3,663
  Lease operating expenses                               -                 64,119               64,119
    Total expenses                               6,301,331              1,092,246            7,393,577
    Loss from operations                        (4,626,822)            (1,400,631)          (6,027,453)
    Net loss                                   $(4,439,066)           $(1,400,631)         $(5,839,697)
    Manager - Net income                       $   125,600            $   (66,157)         $    59,443
    Shareholders - Net loss                    $(4,564,666)           $(1,334,474)          (5,899,140)
    Net loss per share                         $   (13,038)           $    (3,812)         $   (16,849)

                                               For the nine
                                               months ended                                For the nine
                                             September 30, 2005                            months ended
                                               As Previously                             September 30, 2005
                                                 Reported             Adjustments           As Restated
                                                 --------             -----------           -----------
Revenue
  Oil and gas revenues                         $ 1,674,509            $  (308,385)         $ 1,366,124
Expenses
  Depletion and amortization                       105,694              1,024,464            1,130,158
  Accretion expense                                                         6,087                6,087
  Lease operating expenses                               -                 64,119               64,119
    Total expenses                               7,979,661              1,094,670            9,074,331
    Loss from operations                        (6,305,152)            (1,403,055)          (7,708,207)
    Net loss                                   $(5,791,955)           $(1,403,055)         $(7,195,010)
    Manager - Net loss                         $       342            $   (66,181)         $   (65,839)
    Shareholders - Net loss                    $(5,792,297)           $(1,336,874)          (7,129,171)
    Net loss per share                         $   (16,544)           $    (3,818)         $   (20,363)

                                               For the period
                                                May 27, 2004                               For the period
                                             (Inception) through                            May 27, 2004
                                             September 30, 2005                         (Inception) through
                                                As Previously                            September 30, 2005
                                                  Reported            Adjustments            As Restated
                                                  --------            -----------            -----------
Revenue
  Oil and gas revenues                         $  1,674,509           $   (308,385)        $  1,366,124
Expenses
  Depletion and amortization                        105,694              1,024,464            1,130,158
  Accretion expense                                       -                  6,087                6,087
  Lease operating expenses                                -                 64,119               64,119
    Total expenses                               13,770,551              1,094,670           14,865,221
    Loss from operations                        (12,096,042)            (1,403,055)         (13,499,097)
    Net loss                                   $(11,477,502)          $ (1,403,055)        $(12,880,557)
    Manager - Net loss                         $   (139,701)          $    (43,021)        $   (182,722)
    Shareholders - Net loss                    $(11,337,801)          $ (1,360,034)         (12,697,835)
    Net loss per share                         $    (32,384)          $     (3,884)        $    (36,268)

In addition to the cash flow impact of the above restatement and prior period restatements, the statements of cash flows for the nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005 have also been restated for the following:

     o Interest earned on the salvage fund which was incorrectly classified as cash and cash equivalents has been corrected to be properly reflected as an investing activity, resulting in approximately a $21 thousand decrease in cash and cash equivalents and a corresponding increase in cash used in investing activities.

Statement of Cash Flow Effects:                                    For the nine
                                                                   months ended                                For the nine
                                                                 September 30, 2005                            months ended
                                                                   As Previously                             September 30, 2005
                                                                     Reported             Adjustments           As Restated
                                                                     --------             -----------           -----------
Cash flows from operating activities
  Net loss                                                         $ (5,791,955)          $ (1,403,055)       $ (7,195,010)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Depletion and amortization                                          105,694              1,024,464           1,130,158
    Accretion expense                                                         -                  6,087               6,087
      Increase in production receivable                              (1,674,509)               308,385          (1,366,124)
      Increase in due to operators                                            -                 64,119              64,119
      Increase in accrued expenses payable                               61,346                      -              61,346
      Decrease in interest receivable                                         -                 16,738              16,738
      Net cash provided by (used in) operating activities              (684,647)                16,738            (667,909)
Cash flows from investing activities
  Interest income reinvested - salvage fund                                   -                (20,776)            (20,776)
      Net cash used in investing activities                         (11,361,905)               (20,776)        (11,382,681)
      Net (decrease) in cash and cash equivalents                   (12,046,552)                (4,038)        (12,050,590)
      Cash and cash equivalents, beginning of period                 36,362,893             (1,021,492)         35,341,401
      Cash and cash equivalents, end of period                     $ 24,316,341           $ (1,025,530)       $ 23,290,811
Supplemental schedule of non-cash investing activities
      Advances used for capital expenditures in oil and
       gas properties reclassified to unproved properties          $          -           $  3,635,572        $  3,635,572
      Capital expenditures for oil and gas properties
       included in due to operators                                $  1,773,950           $ (1,773,950)       $          -

                                                                   For the period
                                                                    May 27, 2004                                For the period
                                                                (Inception) through                             May 27, 2004
                                                                 September 30, 2005                          (Inception) through
                                                                  As Previously                              September 30, 2005
                                                                    Reported              Adjustments            As Restated
                                                                    --------              -----------            -----------
Cash flows from operating activities
  Net loss                                                         $(11,477,502)          $ (1,403,055)       $(12,880,557)
  Adjustments to reconcile net loss to net cash
    Depletion and amortization                                          105,694              1,024,464           1,130,158
    Accretion expense                                                         -                  6,087               6,087
    Changes in assets and liabilities
      Increase in production receivable                              (1,674,509)               308,385          (1,366,124)
      Increase in due to operators                                            -                 64,119              64,119
Cash flows from investing activities
  Payments to operators for working interests                                 -             (3,635,572)         (3,635,572)
  Capital expenditures for oil and gas properties                   (18,087,318)             3,635,572         (14,451,746)
  Funding of salvage fund                                                     -             (1,000,000)         (1,000,000)
  Interest income reinvested-salvage fund                                     -                (25,530)            (25,530)
      Net cash used in investing activities                         (18,087,318)            (1,025,530)        (19,112,848)
      Net (decrease) increase in cash and cash equivalents           24,316,341             (1,025,530)         23,290,811
      Cash and cash equivalents, end of period                     $ 24,316,341           $ (1,025,530)       $ 23,290,811
Supplemental schedule of non-cash investing activities
      Advances used for capital expenditures in oil and
        gas properties reclassified to proved properties           $          -              3,635,572        $  3,635,572
      Capital expenditures for oil and gas properties
        included in due to operators                               $  1,773,950             (1,773,950)        $         -

10.  Subsequent Events

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

                                                              Costs incurred through
                                            Working                 12/31/06
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

                                                              Costs incurred through
                                            Working                 12/31/06
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

                                                              Costs incurred through
                                            Working                 12/31/06
     Well Name               Offshore      Interest %            (in thousands)                Status
Eugene Island 337               LA         13.33%                    $ 3,456      Discovery July 2006: Waiting on Production

The Fund acquired a 25% working interest in East Cameron 48 from Apache
Corporation ("Apache") which was drilled and deemed a dry-hole in September 2005.

                                                              Costs incurred through
                                            Working                 12/31/06
   Well Name                 Offshore      Interest %            (in thousands)                Status
East Cameron 48                 LA         25.00%                    $ 5,893                DRY:September 2005

The Fund acquired a 7.5% working interest in Main Pass 155 from Samson Energy
("Samson") which was drilled and deemed a dry-hole in July 2005.

                                                               Costs incurred through
                                            Working                  12/31/06
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

                                                              Costs incurred through
                                            Working                 12/31/06
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

Net Loss. For the three and nine months ended September 30, 2005, net loss was approximately $5.8 million and $7.1 million, respectively, primarily related to dry-hole costs, depletion and amortization and management fees partially offset by oil and gas revenues. For the three months ended September 30, 2004 net loss was approximately $2.4 million, primarily related to investment and management fees. For the period May 27, 2004 (Inception) through September 30, 2005 the net loss was approximately $12.9 million, primarily related to dry-hole costs, depletion and amortization, investment fees and management fees of approximately $9.5 million, $2.3 million and $1.5 million, respectively, offset by oil and gas revenues.

Investment Fees. The manager is paid a one time investment fee of 4.5% of initial capital contributions, the fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. There were no investment fees were incurred or paid in 2005. For the three months ended September 30, 2004 and for the period May 27, 2004 (Inception) through September 30, 2005, investment fees incurred and paid were approximately $2.3 million.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be capable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the three months and nine months ended September 30, 2005 were approximately $5.7 and $6.6 million, respectively, primarily related to two wells determined to be dry in the third quarter of 2005. For the period May 27, 2004 (Inception) through September 30, 2005, dry-hole costs were approximately $9.5 million, for three wells determined to be dry.

Depletion and amortization. Depletion and amortization for the three and nine months ended September 30, 2005 and for the period May 27, 2004 (Inception) through September 30, 2005, was approximately $1.1 million, respectively. Depletion and amortization is the result of production of reserve volumes in 2005.

Management fees. The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees incurred and paid for the three and nine months ended September 30, 2005, for the three months ended September 30, 2004 and for the period May 27, 2004 (Inception) through September 30, 2005, were approximately $0.3 million, $1.0 million, $0.1 million and $1.5 million, respectively.

Other general and administrative expenses. Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents well control insurance and premiums related to directors and officers liability and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. Other general and administrative expenses of approximately $0.1 million and $0.3 million, respectively, were incurred for the three and nine months ended September 30, 2005, respectively. For the three month ended September 30, 2004, other general and administration expenses were approximately $29 thousand. For the period May 27, 2004 (Inception) through September 30, 2005, other general and administrative expenses were approximately $0.3 million.

Other income. Other income is comprised solely of interest income and represents interest earned on money market accounts. Other income for the three and nine months ended September 30, 2005, for the three months ended September 30, 2004 and for the period May 27, 2004 (Inception) through September 30, 2005, was approximately $0.2 million, $0.5 million, $36 thousand and $0.6 million, respectively.

Capital Resources and Liquidity

Cash flows used in operating activities for the nine months ended September 30, 2005 of approximately $0.7 million, primarily related to management fees paid to the Manager and other general and administrative expenses partially offset by the interest income received from money market funds.

Cash flows used in operating activities for the period May 27, 2004 (Inception) through September 30, 2005 were approximately $3.5 million relates primarily to investment and management fees paid to the Manager of approximately $2.3 million and $1.5 million, respectively, partially offset by the interest income received from money market funds.

Cash flows used in investing activities for the nine months ended September 30, 2005 of approximately $11.4 million, primarily related to capital expenditures for oil and gas properties and funding of the salvage fund.

Cash flows used in investing activities for the period May 27, 2004 (Inception) through September 30, 2005 were approximately $19.1 million, primarily related to capital expenditures for oil and gas properties, payments to operators for working interests and expenditures to be utilized for 2005 exploration and development activities and for the funding of the salvage fund of approximately $14.5 million, $3.6 million and $1.0 million, respectively.

There were no cash flows relating to financing activities for the nine months ended September 30, 2005.

Cash flows provided by financing activities for the period May 27, 2004 (Inception) through September 30, 2005 were approximately $45.9 million, primarily related to net proceeds from the sale of shares of the Fund, which was comprised of approximately $51.4 million for shareholders contributions offset by syndication costs of approximately $5.5 million.

The Manager may distribute available cash from operations which includes cash received by the Fund from producing wells (not including cash flow from dispositions and investor capital contributions), less operating expenses and other cash expenditures and less reserves for operating expenses, plugging and abandonment costs and certain other actual and contingent liabilities. No distributions have been made from inception through September 30, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of September 30, 2005, such estimated capital expenditures to be spent total approximately $13.0 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:


Estimated Capital Expenditures
As of September 30, 2005

In thousands                                     Spent through
                                Total Project    September 30,     To be Spent
Projects                            Costs            2005        Next 12 Months
                                    -----            ----        --------------
      Eugene Island 337 (i)        $ 5,200         $     -          $ 5,200
      South Timbalier 77 (ii)        9,391           9,378               13
      Main Pass 155 (iii)            1,000             976               24
      East Cameron 48 (iv)           5,900           5,742              158
      East Break 157 (v)           $ 7,700         $   111          $ 7,589
                                   -------         -------          -------
                                   $29,191         $16,207          $12,984
                                   =======         =======          =======

      (i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. Eugene Island 337 was deemed successful in July 2006 but is wating for production.
     (ii) South Timbalier 77 project was a success and began producing in August 2005.
    (iii) Main Pass 155 was determined to be a dry-hole in July 2005.
     (iv) East Cameron 48 was determined to be a dry-hole in September 2005.
      (v) East Breaks 157 was determined to be a dry-hole in March 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2005, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form10-K.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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