Form 10-Q/A
period 2006-03-31
Ridgewood Energy L Fund LLC
filed 2007-03-09
CIK 1295714

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


     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________to____________________



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

Explanatory Paragraph

This Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Ridgewood Energy L Fund, LLC (the "Fund") Form 10-Q originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2006 is a result of the restatement of our financial statements as of and for the three months ended March 31, 2006.

We are restating our previously reported financial information for these periods to correct for the following: (1) accruals for dry-hole costs, proved property, oil and gas revenues, and lease operating expenses, (2) record interest income,
(3) erroneous calculations of depletion and amortization and accretion expense, and (4) misclassifications of due to affiliates and accrued expenses.

This Form 10-Q/A also reflects the effects of restatements to prior periods. The restatements are described in more detail in Note 9 to the Unaudited Condensed Financial Statements included elsewhere in this report.

This amendment only amends and restates the Original Filing solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby except for the Business Update included in Item 2., which reflects the current status of each project.

                                               Table of Contents

Part I - FINANCIAL INFORMATION                                                                                    Page

     Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of March 31, 2006 (restated) and December 31, 2005 ................................4
      Condensed Statements of Operations for the three months ended March 31, 2006 (restated) and 2005 ..............5
      Condensed Statements of Cash Flows for the three months ended March 31, 2006 (restated) and 2005 ..............6
      Notes to Unaudited Condensed Financial Statements .............................................................7
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ................20
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................................26
     Item 4.  Controls and Procedures ..............................................................................26

Part II - OTHER INFORMATION

     Item 6.  Exhibits .............................................................................................29

     SIGNATURES ....................................................................................................30

Part I - Financial Information
Item 1.  Financial Statements


                          RIDGEWOOD ENERGY L FUND, LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                  March 31, 2006      December 31, 2005
                                                                  --------------      -----------------
                                                                  (Restated -
                                                                   see note 9)
                             ASSETS
Current assets:
   Cash and cash equivalents                                        $ 23,180,627          $ 21,964,099
   Production receivable                                               1,069,715             6,066,658
   Due from operators                                                    250,000               250,000
   Due from affiliate  (Note 6)                                          195,547                     -
   Prepaid expenses                                                        9,227                16,147
                                                                    ------------          ------------
    Total current assets                                              24,705,116            28,296,904
Salvage fund                                                           1,074,138             1,033,427
Oil and gas properties
   Advances to operators for working interests and expenditures                -             1,256,113
   Proved properties                                                   9,358,995             9,358,995
   Unproved properties                                                   133,655               197,386
   Less:  accumulated depletion and amortization -
    proved properties                                                 (7,608,672)           (4,878,860)
                                                                    ------------          ------------
    Total oil and gas properties                                       1,883,978             5,933,634
                                                                    ------------          ------------
    Total assets                                                    $ 27,663,232          $ 35,263,965
                                                                    ============          ============

              LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Due to operators                                                 $    572,352          $    570,355
   Due to affiliate (Note 6)                                               8,379                 5,583
   Accrued expenses payable                                               44,864                41,120
                                                                    ------------          ------------
    Total current liabilities                                            625,595               617,058
Non-current liabilities:
   Asset retirement obligations                                          336,673               332,969
                                                                    ------------          ------------
    Total non-current liabilities                                        336,673               332,969
                                                                    ------------          ------------
   Total liabilities                                                     962,268               950,027
                                                                    ------------          ------------

Commitments and contingencies (Note 8)
Members' capital:
   Manager:
    Distributions                                                       (880,133)             (125,798)
    Retained earnings                                                    860,376               641,661
                                                                    ------------          ------------
    Manager's total                                                      (19,757)              515,863
   Shareholders:
    Capital contributions (670 shares authorized;
       350.1081 issued and outstanding)                               51,400,840            51,400,840
    Syndication costs                                                 (5,501,727)           (5,501,727)
    Distributions                                                     (4,987,448)             (712,873)
    Accumulated deficit                                              (14,190,944)          (11,388,165)
                                                                    ------------          ------------
    Shareholders' total                                               26,720,721            33,798,075
    Total members' capital                                            26,700,964            34,313,938
                                                                    ------------          ------------
    Total liabilities and members' capital                          $ 27,663,232          $ 35,263,965
                                                                    ============          ============



   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      For the three months ended
                                                                March 31, 2006          March 31, 2005
                                                                --------------          --------------
                                                                   (Restated -
                                                                   see note 9)
Revenue
    Oil and gas revenues                                           $ 2,233,907           $         -
                                                                   -----------           -----------

Expenses
    Dry-hole costs                                                   1,807,901                     -
    Depletion and amortization                                       2,729,812                     -
    Accretion expense                                                    3,704                     -
    Management fees to affiliate (Note 6)                              321,256               321,257
    Lease operating expenses                                           123,808                     -
    Other general and administrative expenses                           42,166                16,102
                                                                   -----------           -----------
      Total expenses                                                 5,028,647               337,359
                                                                   -----------           -----------

      Loss from operations                                          (2,794,740)             (337,359)

Other income
    Interest income                                                    210,676               105,942
                                                                   -----------           -----------
      Total other income                                               210,676               105,942

      Net loss                                                     $(2,584,064)          $  (231,417)
                                                                   ===========           ===========

      Manager - Net income (loss)                                  $   218,715           $   (49,544)

      Shareholders - Net loss                                      $(2,802,779)          $  (181,873)
      Net loss per share                                           $    (8,005)          $      (519)




   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the three months ended
                                                                             March 31, 2006         March 31, 2005
                                                                             --------------         --------------
                                                                              (Restated -
                                                                               see note 9)
Cash flows from operating activities
    Net loss                                                                 $ (2,584,064)           $   (231,417)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
      Dry-hole costs                                                            1,807,901                       -
      Depletion and amortization                                                2,729,812                       -
      Accretion expense                                                             3,704                       -
      Changes in assets and liabilities
        Decrease in production receivable                                       4,996,943                       -
        Decrease in prepaid expenses                                                6,920                   9,526
        Decrease in interest receivable                                                 -                  16,738
        Increase in due to operators                                               70,030                       -
        Increase in due to affiliate                                                2,796                       -
        Increase (decrease) in accrued expenses payable                             3,744                  (5,740)
                                                                             ------------            ------------
        Net cash provided by (used in) operating activities                     7,037,786                (210,893)

Cash flows from investing activities
    Capital expenditures for oil and gas properties                              (751,637)                      -
    Investment in salvage fund                                                    (30,000)                      -
    Interest income reinvested-salvage fund                                       (10,711)                 (6,905)
                                                                             ------------            ------------
        Net cash used in investing activities                                    (792,348)                 (6,905)

Cash flows from financing activities
    Distributions paid                                                         (5,028,910)                      -
                                                                             ------------            ------------
        Net cash used in financing activities                                  (5,028,910)                      -
        Net  increase (decrease) in cash and cash equivalents                   1,216,528                (217,798)
        Cash and cash equivalents, beginning of period                         21,964,099              35,341,401
                                                                             ------------            ------------
        Cash and cash equivalents, end of period                             $ 23,180,627            $ 35,123,603
                                                                             ============            ============
Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and
           gas properties reclassified to unproved properties                $  1,256,113            $    262,918
                                                                             ============            ============




   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       Organization and Purpose

The Ridgewood Energy L Fund, LLC ("Fund"), a Delaware limited liability company, was formed on May 27, 2004 and operates pursuant to a limited liability company agreement ("Agreement") dated July 6, 2004 by and among Ridgewood Energy Corporation ("Manager"), and the shareholders of the Fund.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. The Fund began earning revenue in September 2005 from these operations.

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

2.       Summary of Significant Accounting Policies

         Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2005 included in the Fund's 2005 Annual Report on form 10-K/A filed with the Securities and Exchange Commission ("SEC").

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

As of March 31, 2006 and December 31, 2005, amounts recorded in due to operators totaling $0.6 million and $0.5 million, respectively, related to the acquisition of oil and gas property. In 2006, the December 31, 2005 due to operators balance was paid.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue of approximately $2.2 million and nil for the three months ended March 31, 2006 and 2005, respectively.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2006 and December 31, 2005, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                    March 31, 2006
                                    --------------

Balance - Beginning of period          $332,969

Liabilities incurred                          -
Liabilities settled                           -
Accretion expense                         3,704
                                       --------
Balance - End of period                $336,673
                                       ========


In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. The adoption on December 31, 2005 of FIN 47 did not have an impact on the Fund's financial position or results of operations.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2006 and 2005, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of March 31, 2006, and December 31, 2005, the Fund had accumulated depletion and amortization of approximately $7.6 million and $4.9 million, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of March 31, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $23.0 million and $21.8 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments of approximately $1.0 million, included in the salvage fund as of March 31, 2006, will mature in August 2006.

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

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $1.8 million and nil, respectively for the three months ended March 31, 2006, and 2005. As of March 31, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the three months ended March 31, 2006.

                                                               March 31, 2006
                                                               --------------

Balance - Beginning of period                                   $ 197,386

Additions to capitalized exploratory well costs
  pending the determination of proved reserves                      4,870
Reclassifications to proved properties based on
  the determination of proved reserves                                  -
Capitalized exploratory well costs charged to
  dry-hole costs                                                  (68,601)
                                                                ---------

Balance - End of period                                         $ 133,655
                                                                =========


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

The shareholders received distributions of approximately $4.3 million for the three months ended March 31, 2006, compared to nil for the three months ended March 31, 2005.

The Manager received distributions of approximately $0.7 million for the three months ended March 31, 2006, compared to nil for the three months ended March 31, 2005.

6.       Related Parties

The Fund's LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.3 million were incurred and paid for both the three months ended March 31, 2006 and 2005.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of March 31, 2006 and December 31, 2005, a related entity owes the Fund approximately $0.2 million and nil, respectively. As of March 31, 2006 and December 31, 2005, the Fund owes the Manager approximately $8 thousand and $6 thousand, respectively.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.       Fair Value of Financial Instruments

As of March 31, 2006 and for the period ended December 31, 2005, the carrying value of cash and cash equivalents and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.       Commitment and Contingencies

         Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

9.       Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Fund's financial statements as of and for the quarter ended March 31, 2006, management identified accounting errors. Accordingly, the Fund has restated the March 31, 2006 financial statements in this Form 10-Q/A (Amendment No. 1).

The financial statements as of and for the three months ended March 31, 2006 have been restated to reflect the following adjustments:

     o Dry-hole costs, which were under accrued, have been corrected, resulting in approximately a $0.5 million increase in dry-hole costs and a corresponding increase in due to operators.
     o Depletion and amortization, which was erroneously recorded for the period ended March 31, 2006, has been corrected, resulting in approximately a $67 thousand increase in depletion and amortization expense, and a corresponding increase in accumulated depletion and amortization - proved properties. Accumulated depletion and amortization - proved properties was also impacted by the Fund's 2005 restatement adjustments, which resulted in a decrease in accumulated depletion and amortization of approximately $91 thousand.
     o Oil and gas revenues, which were over accrued, has been corrected, resulting in approximately a $0.2 million decrease in oil and gas revenues and a corresponding decrease in production receivable. Production receivable was also impacted by the Fund's 2005 restatement adjustments which resulted in a decrease in production receivable of approximately $0.4 million.
     o Accrued expenses have been corrected, resulting in approximately a $0.2 million decrease in accrued expenses and a corresponding decrease in production receivable.
     o Lease operating expenses, which were under accrued, have been reclassified, resulting in approximately a $29 thousand increase in lease operating expenses and a corresponding increase in due to operators.
     o Proved property costs, which were overstated at March 31, 2006 have been corrected, resulting in approximately a $0.2 million decrease in proved properties and a corresponding decrease in due to operators. Proved properties were also impacted by the Fund's 2005 restatement adjustments, which resulted in approximately a $0.2 million decrease in proved properties.
     o Expenditures related to a project, which were erroneously classified, have been corrected, resulting in approximately $0.2 million increase in due from affiliates and a corresponding increase in due to operators.
     o Accretion expense, which was erroneously recorded, was corrected, resulting in approximately a $2 thousand decrease in accretion expense and a corresponding decrease in asset retirement obligations. The asset retirement obligation was also impacted by the Fund's 2005 restatement adjustment which resulted in a decrease in the asset retirement obligation of approximately $0.2 million.
     o Interest income, which was not recorded at March 31, 2006, has been corrected, resulting in approximately a $5 thousand increase in interest income and a corresponding increase in the salvage fund.

The above corrections resulted in approximately a $0.7 million increase in net loss, which resulted in approximately a $0.7 million increase in shareholders' accumulated deficit and approximately a $40 thousand decrease in manager's retained earnings. Shareholder's accumulated deficit and manager's retained earnings were also impacted by the Fund 2004 and 2005 restatement adjustments, which resulted in an approximate $0.3 million increase in shareholder's accumulated deficit and an approximate $35 thousand decrease in manager's retained earnings.

The following tables summarize the effects of the restatement on the Fund's 2006 balance sheet and statement of operations:

Balance Sheet Effects:


                           ASSETS                                March 31,
                                                                   2006                                       March 31,
                                                               As Previously                                     2006
                                                                 Reported             Adjustments            As Restated
                                                                 --------             -----------            -----------
Current assets:
    Production receivable                                       $  1,900,131          $   (830,416)         $  1,069,715
    Due from affiliate                                                     -               195,547               195,547
      Total current assets                                        25,339,985              (634,869)           24,705,116
    Salvage fund                                                   1,068,822                 5,316             1,074,138
    Oil and gas properties
    Proved properties                                              9,717,400              (358,405)            9,358,995
    Less:  accumulated depletion and amortization
        - proved properties                                       (7,632,685)               24,013            (7,608,672)
      Total oil and gas properties, net                            2,218,370              (334,392)            1,883,978
      Total assets                                              $ 28,627,177          $   (963,945)         $ 27,663,232

              LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
    Due to operators                                            $    105,219          $    467,133          $    572,352
    Accrued expenses payable                                         265,578              (220,714)               44,864
      Total current liabilities                                      379,176               246,419               625,595
Non-current liabilities:
    Asset retirement obligations                                     500,720              (164,047)              336,673
      Total non-current liabilities                                  500,720              (164,047)              336,673
    Total Liabilities                                                879,896                82,372               962,268
Members' capital:
    Manager:
      Retained earnings                                              935,083               (74,707)              860,376
      Manager's total                                                 54,950               (74,707)              (19,757)
    Shareholders:
      Accumulated deficit                                        (13,219,334)             (971,610)          (14,190,944)
      Shareholders' total                                         27,692,331              (971,610)           26,720,721
      Total members' capital                                      27,747,281            (1,046,317)           26,700,964
      Total liabilities and members' capital                    $ 28,627,177          $   (963,945)         $ 27,663,232

Statement of Operation Effects:                       For the three
                                                       months ended                        For the three
                                                      March 31, 2006                        months ended
                                                      As Previously                        March 31, 2006
                                                         Reported          Adjustments      As Restated
                                                         --------          -----------      -----------
Revenue
Oil and gas revenues                                    $ 2,437,797        $  (203,890)      $ 2,233,907

Expenses
Dry-hole costs                                            1,355,529            452,372         1,807,901
Depletion and amortization                                2,663,098             66,714         2,729,812
Accretion expense                                             5,570             (1,866)            3,704
Management fees to affiliate                                321,257                 (1)          321,256
Lease operating expenses                                     94,878             28,930           123,808
Other general and administrative expenses                    42,165                  1            42,166
    Total expenses                                        4,482,497            546,150         5,028,647
    Loss from operations                                 (2,044,700)          (750,040)       (2,794,740)

Other Income
Interest income                                             205,360              5,316           210,676
    Total other income                                      205,360              5,316           210,676
    Net loss                                            $(1,839,340)       $  (744,724)      $(2,584,064)
    Manager - Net loss                                  $   258,736        $   (40,021)      $   218,715
    Shareholders - Net loss                             $(2,098,076)       $  (704,703)      $(2,802,779)
    Net loss per share                                  $    (5,993)       $    (2,013)      $    (8,005)


In addition to the cash flow statement impact of the above restatements and prior period restatements, the statement of cash flows for the three months ended March 31, 2006 has also been restated for the following:

     o Interest earned on the salvage fund which was incorrectly classified as an operating activity has been corrected to be properly reflected as an investing activity, resulting in approximately a $35 thousand increase to cash provided by operating activities and a corresponding increase in cash used in investing activities.

Statement of Cash Flow Effects:                                        For the three
                                                                        months ended                    For the three
                                                                       March 31, 2006                    months ended
                                                                       As Previously                    March 31, 2006
                                                                          Reported       Adjustments      As Restated
                                                                          --------       -----------      -----------
Cash flows from operating activities
    Net loss                                                             $(1,839,340)    $  (744,724)      $(2,584,064)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities
      Dry-hole costs                                                       1,355,529         452,372         1,807,901
      Depletion and amortization                                           2,663,098          66,714         2,729,812
      Accretion expense                                                        5,570          (1,866)            3,704
      Interest collected on salvage fund                                     (35,395)         35,395                 -
      Changes in assets and liabilities
        Increase in production receivable                                  4,572,339         424,604         4,996,943
        Increase in due to operators                                          30,760          39,270            70,030
        Decrease in accrued expenses payable                                 224,458        (220,714)            3,744
        Net cash provided by operating activities                          6,986,735          51,051         7,037,786
Cash flows from investing activities
    Capital expenditures for oil and gas properties                         (741,297)        (10,340)         (751,637)
    Funding of salvage fund                                                        -         (30,000)          (30,000)
    Interest income reinvested-salvage fund                                        -         (10,711)          (10,711)
        Net cash used in investing activities                               (741,297)        (51,051)         (792,348)
Supplemental schedule of non-cash
    investing activities
        Advances used for capital expenditures in oil and gas            $         -     $ 1,256,113       $ 1,256,113
           properties reclassified to unproved properties


10.      Subsequent Events

The Fund owns a 20% working interest in West Cameron 95. On July 6, 2006, the Fund was informed by El Paso Corporation ("El Paso"), the Operator of West Cameron 95 that the well being drilled by El Paso did not have commercially productive quantities of either oil or natural gas and has therefore been deemed a dry-hole. Total cumulative dry-hole costs, inclusive of plug and abandonment charges, were approximately $5.6 million, of which $5.0 million was recorded in the second quarter and the remaining balance was recorded subsequent quarters of 2006. At December 31, 2006, the Fund recorded an estimated insurance recovery receivable for West Cameron 95 of approximately $2.5 million which is net of an approximate $0.2 million deductible. As a result, dry-hole costs for West Cameron 95 incurred by the Fund for the year ended December 31, 2006, totaled approximately $2.9 million.

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company:


                                                                   Working              Drilling
                                  Operator          Offshore      Interest %              Date
-----------------------------------------------------------------------------------------------------------
Galveston 248               LLOG Exploration Co.       TX         7.50%                 Q2 2007

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements


This Form 10-Q/A, Amendment No. 1, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q/A reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's originally filed 2005 Form 10-K and Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Condensed Financial Statements" in Part I of this Form 10-Q/A for a presentation of the Fund's critical accounting principles. No changes have been made to our critical accounting policies and estimates since the filing of the 2005 Form 10-K/A.

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

Three Months Ended March 31, 2006 compared to Three Months ended March 31, 2005

Net loss. Net loss for the three months ended March 31, 2006 was approximately $2.6 million, an increase of $2.4 million, compared to approximately $0.2 million for the three months ended March 31, 2005. The increase is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the three months ended March 31, 2006 were approximately $2.2 million, an increase of approximately $2.2 million, or 100% compared to nil for the three months ended March 31, 2005. This increase is the result of production volume for both oil and natural gas (there was no production in the first quarter of 2005). Production volume for oil was approximately 50 thousand per one thousand cubic feet ("MCFE"). Average sales price for oil was approximately $10.56 per MCFE. Production volume for natural gas was approximately 206 thousand MCFEs. Average sales price for natural gas was approximately $8.28 per MCFE.

Dry-hole costs. Dry-hole costs for the three months ended March 31, 2006 were approximately $1.8 million, an increase of approximately $1.8 million, or 100% compared to nil for the three months ended March 31, 2005. This increase is the result of the Fund incurring plug and abandonment expenses in early 2006 relating to one project determined to be a dry-hole in 2006.

Depletion and amortization. Depletion and amortization for the three months ended March 31, 2006 was approximately $2.7 million, an increase of approximately $2.7 million, or 100% compared to nil for the three months ended March 31, 2005. This increase is the result of production reserve volumes in 2006 (there was no production in the first quarter of 2005).

Management fees. Management fees for both the three months ended March 31, 2006 and 2005 were approximately $0.3 million. Management fees are equal to 2.5% annually of capital contributions, payable monthly.

Lease operating expenses. Lease operating expenses for the three months ended March 31, 2006 were approximately $0.1 million, an increase of approximately $0.1 million, or 100% compared to nil for the three months ended March 31, 2005. This increase is the result of production activity in 2006.

Other general and administrative expenses. Other general and administrative expenses for the three months ended March 31, 2006 were approximately $42 thousand, an increase of approximately $26 thousand, or 162% compared to $16 thousand for the three months ended March 31, 2005. This increase is predominately the result of an increase in accounting fees offset by a decrease in insurance costs.

Other Income. Other income for the three months ended March 31, 2006 was approximately $0.2 million, an increase of approximately $0.1 million, or 99% compared to approximately $0.1 million for the three months ended March 31, 2005. This increase is predominately the result of higher interest rates in 2006 compared to 2005.

Capital Resources and Liquidity

Cash flows provided by operating activities for the three months ended March 31, 2006 were approximately $7.0 million, primarily related to increased revenue for oil and natural gas production, due to increased volume and pricing partially offset by cash expenditures for operating expenses.

Cash flows used in operating activities for the three months ended March 31, 2005 were approximately $0.2 million, primarily related to management fees paid to the Manager partially offset by interest income.

Cash flows used in investing activities for the three months ended March 31, 2006 were approximately $0.8 million, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the three months ended March 31, 2005 were approximately $7 thousand, related to the funding of the salvage fund.

Cash flows used in financing activities for the three months ended March 31, 2006 were approximately $5.0 million related to distributions to shareholders and the Manager.

There were no cash flows relating to financing activities for the three months ended March 31, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of March 31, 2006, such estimated capital expenditures to be spent total approximately $16.5 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of March 31, 2006
(in thousands)

                               Total Project     Spent Through      To be Spent
                                   Costs        March 31, 2006    Next 12 Months
                                   -----        --------------    --------------
Projects

Eugene Island 337 (i)             $ 5,200            $   134        $ 5,066
West Cameron 95 (i)                11,440                  -         11,440
East Breaks 157 (ii)              $ 1,800            $ 1,793        $     7
                                  -------            -------        -------
                                  $18,440            $ 1,927        $16,513
                                  =======            =======        =======

     (i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. Eugene Island 337 was determined to be successful in July 2006. West Cameron 95 was determined to be a dry-hole in July 2006.
     (ii) East Breaks 157 was determined to be a dry-hole during the first quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the three months ended March 31, 2006, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)     Changes in Internal Control over Financial Reporting

In the course of initial our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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