Form 10-Q
period 2006-06-30
Ridgewood Energy L Fund LLC
filed 2007-03-09
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2006
                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________to___________________


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

                                       Table of Contents

Part I - FINANCIAL INFORMATION                                                                         Page

   Item 1.  Financial Statements (Unaudited):
      Condensed Balance Sheets as of June 30, 2006 and December 31, 2005 ................................3
      Condensed Statements of Operations for the three and six  months ended
        June 30, 2006 and June 30, 2005 .................................................................4
      Condensed Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 .......5
      Notes to Unaudited Condensed Financial Statements .................................................6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......15
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................22
   Item 4.  Controls and Procedures ....................................................................22

Part II - OTHER INFORMATION

   Item 6.  Exhibits ...................................................................................25

   SIGNATURES ..........................................................................................26

                          RIDGEWOOD ENERGY L FUND, LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                            June 30, 2006          December 31, 2005
                                                                                            -------------          -----------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                                $ 22,120,188              $ 21,964,099
    Production receivable                                                                       1,348,402                 6,066,658
    Due from operators                                                                            467,634                   250,000
    Due from affiliate (Note 6)                                                                   195,547                         -
    Prepaid expenses                                                                                2,308                    16,147
                                                                                             ------------              ------------
       Total current assets                                                                    24,134,079                28,296,904
                                                                                             ------------              ------------
Salvage fund                                                                                    1,085,801                 1,033,427
                                                                                             ------------              ------------
Oil and gas properties
    Advances to operators for working interests
        and expenditures                                                                                -                 1,256,113
    Proved properties                                                                           9,358,995                 9,358,995
    Unproved properties                                                                           133,654                   197,386
    Less:  accumulated depletion and amortization -
       proved properties                                                                       (8,575,955)               (4,878,860)
                                                                                             ------------              ------------
       Total oil and gas properties, net                                                          916,694                 5,933,634
                                                                                             ------------              ------------
       Total assets                                                                          $ 26,136,574              $ 35,263,965
                                                                                             ============              ============
    LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
    Due to operators                                                                         $  5,132,134              $    570,355
    Due to affiliate (Note 6)                                                                         260                     5,583
    Accrued expenses payable                                                                      124,788                    41,120
                                                                                             ------------              ------------
       Total current liabilities                                                                5,257,182                   617,058
                                                                                             ------------              ------------
Non-current liabilities:
    Asset retirement obligations                                                                  340,419                   332,969
                                                                                             ------------              ------------
       Total non-current liabilities                                                              340,419                   332,969
                                                                                             ------------              ------------
    Total Liabilities                                                                           5,597,601                   950,027
                                                                                             ------------              ------------
Commitments and contingencies (Note 8)

Members' capital:
    Manager:
       Distributions                                                                           (1,176,649)                 (125,798)
       Retained earnings                                                                        1,041,741                   641,661
                                                                                             ------------              ------------
       Manager's total                                                                           (134,908)                  515,863
                                                                                             ------------              ------------
    Shareholders:
       Capital contributions (670 shares authorized;
           350.1081 issued and outstanding)                                                    51,400,840                51,400,840
       Syndication costs                                                                       (5,501,727)               (5,501,727)
       Distributions                                                                           (6,667,694)                 (712,873)
       Accumulated deficit                                                                    (18,557,538)              (11,388,165)
                                                                                             ------------              ------------
       Shareholders' total                                                                     20,673,881                33,798,075
                                                                                             ------------              ------------
       Total members' capital                                                                  20,538,973                34,313,938
                                                                                             ------------              ------------
       Total liabilities and members' capital                                                $ 26,136,574              $ 35,263,965
                                                                                             ============              ============

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the three months                 For the six months
                                                                            ended                               ended
                                                                           June 30,                            June 30,
                                                                   2006              2005               2006               2005
                                                                   ----              ----               ----               ----
Revenue
    Oil and gas revenues                                      $  2,155,184       $          -       $  4,389,091       $          -
                                                              ------------       ------------       ------------       ------------
Expenses
    Dry-hole costs                                               5,044,240            880,266          6,852,141            880,266
    Depletion and amortization                                     967,283                  -          3,697,095                  -
    Accretion expense                                                3,746              2,424              7,450              2,424
    Management fees to affiliate (Note 6)                          321,257            321,257            642,513            642,514
    Lease operating expenses                                       182,003                  -            305,811                  -
    Other general and administrative expenses                       57,981            139,449            100,147            155,550
                                                              ------------       ------------       ------------       ------------
      Total expenses                                             6,576,510          1,343,396         11,605,157          1,680,754
                                                              ------------       ------------       ------------       ------------
      Loss from operations                                      (4,421,326)        (1,343,396)        (7,216,066)        (1,680,754)

Other income
    Interest income                                                236,097            219,500            446,773            325,441
                                                              ------------       ------------       ------------       ------------
      Total other income                                           236,097            219,500            446,773            325,441
      Net loss                                                $ (4,185,229)      $ (1,123,896)      $ (6,769,293)      $ (1,355,313)
                                                              ============       ============       ============       ============

      Manager - Net income (loss)                             $    181,375       $    (75,738)      $    400,080       $   (125,282)
      Shareholders - Net loss                                 $ (4,366,604)      $ (1,048,158)      $ (7,169,373)      $ (1,230,031)
      Net loss per share                                      $    (12,472)      $     (2,994)      $    (20,478)      $     (3,513)


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                         For the six months
                                                                                                                ended
                                                                                                               June 30,
                                                                                                     2006                   2005
                                                                                                     ----                   ----
Cash flows from operating activities
    Net loss                                                                                   $ (6,769,293)           $ (1,355,313)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
      Dry-hole costs                                                                              6,852,141                 880,266
      Depletion and amortization                                                                  3,697,095                       -
      Accretion expense                                                                               7,450                   2,424
      Changes in assets and liabilities
        Increase in due from operators                                                             (217,634)                      -
        Decrease in production receivable                                                         4,718,256                       -
        Decrease in prepaid expenses                                                                 13,839                  19,053
        Decrease in interest receivable                                                                   -                  16,738
        Increase in due to operators                                                                 80,403                       -
        Decrease in due to affiliate                                                                 (5,323)                      -
        Increase in accrued expenses payable                                                         83,668                   1,818
                                                                                               ------------            ------------
        Net cash provided by (used in) operating activities                                       8,460,602                (435,014)
                                                                                               ------------            ------------
Cash flows from investing activities
    Capital expenditures for oil and gas properties                                              (1,246,467)             (4,087,191)
    Funding of salvage fund                                                                         (30,000)                      -
    Interest income reinvested - salvage fund                                                       (22,374)                (14,802)
                                                                                               ------------            ------------
        Net cash used in investing activities                                                    (1,298,841)             (4,101,993)
                                                                                               ------------            ------------
Cash flows from financing activities
    Distributions paid                                                                           (7,005,672)                      -
                                                                                               ------------            ------------
        Net cash used in financing activities                                                  $ (7,005,672)           $          -
                                                                                               ------------            ------------
        Net increase (decrease) in cash and cash equivalents                                        156,089              (4,537,007)
        Cash and cash equivalents, beginning of period                                           21,964,099              35,341,401
                                                                                               ------------            ------------
        Cash and cash equivalents, end of period                                               $ 22,120,188            $ 30,804,394
                                                                                               ============            ============

Supplemental schedule of non-cash investing activities
        Advances used for capital expenditures in oil and gas
        properteis reclassified to dry-hole costs (2006)
        and proved properties (2005)                                                           $  1,256,113            $  2,375,332
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

As of June 30, 2006 and December 31, 2005, amounts recorded in due to operators totaling $5.0 million and $0.6 million, respectively, related to the acquisition of oil and gas property. In 2006, the December 31, 2005 due to operators balance was paid.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $2.2 million and $4.4 million for the three and six months ended June 30, 2006, respectively, compared to nil for the three and six months ended June 30, 2005.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of June 30, 2006 and December 31, 2005, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                               June 30, 2006
                                              ---------------

    Balance - Beginning of perid                 $ 332,969
    Liabilities incurred                            58,385
    Liabilities settled                            (58,385)
    Accretion expense                                7,450
                                                 ---------
    Balance - End of period                      $ 340,419
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and six months ended June 30, 2006 and 2005, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of June 30, 2006, and December 31, 2005, the Fund had accumulated depletion and amortization of approximately $8.6 million and $4.9 million, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $21.9 million and $21.8 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments of approximately $1.1 million, included in the salvage fund will mature in August 2006.

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

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $5.0 million and $6.9 million for the three and six months ended June 30, 2006, compared to approximately $0.9 million for both the three and six months ended June 30, 2005. As of June 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the six months ended June 30, 2006.

                                                              June 30, 2006
                                                              -------------

      Balance - Beginning of period                               $ 197,386

      Additions to capitalized exploratory well costs
        pending the determination of proved reserves                  4,869
      Reclassifications to proved properties based on
        the determination of proved reserves                              -
      Capitalized exploratory well costs charged to
        dry-hole costs                                              (68,601)
                                                                  ---------
      Balance - End of period                                     $ 133,654
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

The shareholders received distributions of approximately $6.0 million for the six months ended June 30, 2006, compared to nil for the six months ended June 30, 2005.

The Manager received distributions of approximately $1.1 million for the six months ended June 30, 2006, and compared to nil for the six months ended June 30, 2005.

6.   Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. In 2006 and 2005, there were no investment fees.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. For the three months and six months ended June 2006 and June 2005, management fees were approximately $0.3 million and approximately $0.6 million, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2006 and December 31, 2005, a related entity owes the Fund approximately $0.2 million and nil, respectively. As of June 30, 2006 and December 31, 2005, the Fund owes the Manager approximately $260 and $6 thousand, respectively.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of June 30, 2006 and December 31, 2005, the carrying value of cash and cash equivalents and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

Vermillion 344              LLOG Exploration Co.        LA        7.50%      Successful-completion in progress

West Delta 67               LLOG Exploration Co.        LA        7.50%                   Q2 2007

West Delta 68               LLOG Exploration Co.        LA        7.50%            Drilling: February 2007

Main Pass 275             Newfield Exploration Co.      LA       10.00%      Successful-completion in progress



In September 2007, the Manager changed its policy regarding the 2.5% annual management fee. Since Inception through August 31, 2006 the Manager had received annual management fees, payable monthly, of 2.5% of total shareholder capital contributions. Effective September 1, 2006, the annual management fee, payable monthly, will be equal to 2.5% of total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would," "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's originally filed 2005 Form 10-K and Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today's date. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements. The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See "Notes to Unaudited Condensed Financial Statements" in Part I of this Form 10-Q for a presentation of the Fund's critical accounting principles. No changes have been made to our critical accounting policies and estimates since the filing of the 2005 Form 10-K/A.

Overview of Our Business

The Fund is an independent oil and natural gas producer. The Fund's primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering shares in a private offering on July 22, 2004. As a result of such offering, it raised capital of approximately $51.4 million through the sale of
350.1081 shares of LLC membership interests. After the payment of approximately $7.8 million in offering fees, commissions and investment fees to the Fund's Manager, affiliates, and broker-dealers, the Fund retained approximately $43.6 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable the Manager for the service of investigating and evaluating investment opportunities and affecting transactions.

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

                                                                  Costs incurred
                                              Working            through 12/31/06
          Well Name              Offshore    Interest %           (in thousands)                   Status
South Timbalier 77#4                LA         10%                   $ 6,383               Currently producing
South Timbalier 77#5                LA         10%                   $ 3,008               Currently producing

The Fund acquired the West Cameron 103 from Gryphon Exploration Company (now
Woodside) and East Breaks 157 from ENI Petroleum (now Woodside). Both wells were deemed dry-holes and were plugged and abandoned.

                                                                  Costs incurred
                                              Working            through 12/31/06
          Well Name              Offshore    Interest %           (in thousands)                   Status
West Cameron 103                    LA         20%                   $ 2,798                DRY:November 2004
East Breaks 157                     TX          7%                   $ 1,789                 DRY:March 2006

The Fund acquired a 13.3% working interest in Eugene Island 337 from Devon
Energy ("Devon") which was drilled in two zones, one at 12,500 feet which was dry and one at 7,500 feet which will be completed once a platform-based rig becomes available to Devon.

                                                                  Costs incurred
                                              Working            through 12/31/06
          Well Name              Offshore    Interest %           (in thousands)                   Status
Eugene Island 337                   LA         13. 3%                 $ 3,456   Discovery July 2006: Waiting on Production

The Fund acquired a 25% working interest in East Cameron 48 from Apache Corporation ("Apache") which was drilled and deemed a dry-hole in September 2005.

                                                                  Costs incurred
                                              Working            through 12/31/06
          Well Name              Offshore    Interest %           (in thousands)                   Status
East Cameron 48                     LA         25.0%                    $ 5,893               DRY:September 2005

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

                                                                  Costs incurred
                                              Working            through 12/31/06
          Well Name              Offshore    Interest %           (in thousands)                   Status
West Cameron 95                     LA         20.0%                  $ 5,597                  DRY:July 2006

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company ("LLOG").


                                              Working                Budgeted
          Well Name              Offshore    Interest %           (in thousands)                   Status
Galveston 248                      TX          7.50%                 $ 1,815         2nd quarter 2007 drilling date
Ship Shoal 81                       LA          7.50%                 $ 1,425         3rd quarter 2007 drilling date
South Marsh Island 111              LA          7.50%                 $ 1,410         2nd quarter 2007 drilling date
Vermilion 344                       LA          7.50%                 $ 1,620        Successful-completion in progress
West Delta 67                       LA          7.50%                 $ 1,290         2nd quarter 2007 drilling date
West Delta 68                       LA          7.50%                 $ 1,380             Drilling: February 2007

In December 2006, the Fund acquired a working interest in Main Pass 275 well operated by Newfield Exploration Company ("Newfield").


                                              Working                Budgeted
          Well Name              Offshore    Interest %           (in thousands)                   Status
Main Pass 275                       LA         10.00%                 $ 2,000        Successful-completion in progress

Results of Operations

Six Months Ended June 30, 2006 compared to Six Months ended June 30, 2005

Net loss. Net loss for the six months ended June 30, 2006 was approximately $6.8 million, an increase of approximately $5.4 million, or 400% compared to approximately $1.4 million for the six months ended June 30, 2005. The increase is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the six months ended June 30, 2006 were approximately $4.4 million, an increase of approximately $4.4 million, or 100% compared to nil for the six months ended June 30, 2005. This increase is the result of production volume for both oil and natural gas in 2005 (there was no production in the first two quarters of 2005). Production volume for oil was approximately 99 thousand per one thousand cubic feet ("MCFEs"). Average sales price for oil was approximately $10.89 per MCFE. Production volume for natural gas was approximately 323 thousand MCFEs. Average sales price for natural gas was approximately $8.97 per MCFE.

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be capable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. Dry-hole costs for the six months ended June 30, 2006 were approximately $6.9 million, an increase of approximately $6.0 million, or 678% compared to $0.9 million for the six months ended June 30, 2005. This increase is predominately the result of the Fund having incurred expenses for two dry-hole projects in 2006 compared to one project in 2005.

Depletion and amortization. Depletion and amortization for the six months ended June 30, 2006 was approximately $3.7 million, an increase of approximately $3.7 million, or 100% compared to nil for the six months ended June 30, 2005. This increase is the result of production reserve volumes in 2006 (there was no production in the first two quarters of 2005).

Management fees. Management fees for both the six months ended June 30, 2006 and 2005 were approximately $0.6 million. Management fees are equal to 2.5% annually of capital contributions, payable monthly. Management fees average approximately $0.1 million per month.

Lease operating expenses. Lease operating expenses for the six months ended June 30, 2006 were approximately $0.3 million, an increase of approximately $0.3 million, or 100% compared to nil for the six months ended June 30, 2005. This increase is the result of production activity in 2006 (there was no production in the first two quarters of 2005).

Other general and administrative expenses. Other general and administrative expenses for the six months ended June 30, 2006 were approximately $100 thousand, a decrease of approximately $56 thousand, or 36% compared to $156 thousand for the six months ended June 30, 2005. This decrease is predominately the result of a decrease in insurance costs offset by an increase in accounting fees.

Other Income. Other income for the six months ended June 30, 2006 was approximately $0.4 million, an increase of approximately $0.1 million, or 37% compared to $0.3 million for the six months ended June 30, 2005. This increase is predominately the result of higher interest rates in 2006 compared to 2005.

Three Months Ended June 30, 2006 compared to Three Months ended June 30, 2005

Net loss. Net loss for the three months ended June 30, 2006 was approximately $4.2 million, an increase of approximately $3.1 million, or 272% compared to approximately $1.1 million for the three months ended June 30, 2005. The increase is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the three months ended June 30, 2006 were approximately $2.2 million, an increase of approximately $2.2 million, or 100% compared to nil for the three months ended June 30, 2005. This increase is the result of increased production volume for both oil and natural gas (there was no production in the three months ended June 30, 2005). Production volume for oil was approximately 49 MCFEs. Average sales price for oil was approximately $11.23 per MCFE. Production volume for natural gas was approximately 117 thousand MCFEs. Average sales price for natural gas was approximately $10.20 per MCFE.

Dry-hole costs. Dry-hole costs for the three months ended June 30, 2006 were approximately $5.0 million, an increase of $4.1 million, or 473% compared to approximately $0.9 million for the three months ended June 30, 2005. This increase is the result of the Fund having incurred expenses for a dry-hole project in the second quarter of 2006 compared to no dry-hole projects in 2005.

Depletion and amortization. Depletion and amortization for the three months ended June 30, 2006 was approximately $1.0 million, an increase of approximately $1.0 million, or 100% compared to nil for the three months ended June 30, 2005. This increase is the result of production reserve volumes in 2006 (there was no production in the three months ended June 30, 2005).

Management fees. Management fees for both the three months ended June 30, 2006 and 2005 were approximately $0.3 million. Management fees are equal to 2.5% annually of capital contributions, payable monthly. Management fees average approximately $0.1 million per month.

Lease operating expenses. Lease operating expenses for the three months ended June 30, 2006 were approximately $182 thousand, an increase of approximately $182 thousand, or 100% compared to nil for the three months ended June 30, 2005. This increase is predominately the result of production activity in 2006 (there was no production in the three months ended June 30, 2005).

Other general and administrative expenses. Other general and administrative expenses for the three months ended June 30, 2006 were approximately $58 thousand, a decrease of approximately $81 thousand, or 58% compared to $139 thousand for the three months ended June 30, 2005. This decrease is predominately the result of a decrease in insurance costs offset by an increase in accounting fees.

Other Income. Other income for both the three months ended June 30, 2006 and 2005 were approximately $0.2 million.

Capital Resources and Liquidity

Cash flows provided by operating activities for the six months ended June 30, 2006 were approximately $8.5 million, primarily related to revenue for oil and natural gas production, due to increased volume and pricing partially offset by cash expenditures for operating expenses.

Cash flows used in operating activities for the six months ended June 30, 2005 were approximately $0.4 million, primarily related to management fees paid to the Manager and other general and administrative expenses partially offset by interest income received.

Cash flows used in investing activities for the six months ended June 30, 2006 were approximately $1.3 million, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the six months ended June 30, 2005 were approximately $4.1 million, primarily related to capital expenditures for oil and gas properties.

Cash flows from financing activities for the six months ended June 30, 2006 were approximately $7.0 million related to distributions paid to shareholders and the Manager.

There were no cash flows relating to financing activities for the six months ended June 30, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of June 30, 2006, such estimated capital expenditures to be spent total approximately $16.5 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of June 30, 2006
(in thousands)


Projects                     Total Project     Spent Through        To be Spent
                                 Costs         June 30, 2006      Next 12 Months
                                 -----         -------------      --------------

  Eugene Island 337 (i)        $ 5,200           $   134             $ 5,066
  West Cameron 95 (i)           11,440                 -              11,440
  East Break 157 (ii)          $ 1,800           $ 1,793             $     7
                               -------           -------             -------
                               $18,440           $ 1,927             $16,513
                               =======           =======             =======


     (i) Assumes the wells are commerically successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. Eugene Island 337 was determined to be successful in July 2006. West Cameron 95 was determined to be a dry-hole in July 2006.
     (ii) East Breaks 157 was determined to be a dry-hole during the first quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the six months ended June 30, 2006, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

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