Form 10-Q
period 2006-09-30
Ridgewood Energy L Fund LLC
filed 2007-03-09
CIK 1295714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006
                                       or

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________________to___________________


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

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                       Page

   Item 1.  Financial Statements (Unaudited):
    Condensed Balance Sheets as of September 30, 2006 and December 31, 2005 ............3
    Condensed Statements of Operations for the three and nine months ended
       September 30, 2006 and September 30, 2005 .......................................4
    Condensed Statements of Cash Flows for the nine months ended September
       30, 2006 and September 30, 2005 .................................................5
    Notes to Unaudited Condensed Financial Statements ..................................6
   Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations ......................................................15
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................22
   Item 4.  Controls and Procedures ...................................................22

Part II - OTHER INFORMATION

   Item 1.  Legal Proceedings .........................................................25
   Item 6.  Exhibits ..................................................................26

   SIGNATURES .........................................................................27

Part I - Financial Information
Item 1.  Financial Statements
                          RIDGEWOOD ENERGY L FUND, LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                           September 30, 2006      December 31, 2005
                                                                           ------------------      -----------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                               $ 14,713,740            $ 21,964,099
      Production receivable                                                        663,571               6,066,658
      Due from operators                                                           407,156                 250,000
      Due from affiliate (Note 6)                                                  195,547                       -
      Prepaid expenses                                                              20,499                  16,147
                                                                              ------------            ------------
         Total current assets                                                   16,000,513              28,296,904
                                                                              ------------            ------------
Salvage fund                                                                     1,098,466               1,033,427
                                                                              ------------            ------------
Oil and gas properties
      Advances to operators for working interests
          and expenditures                                                               -               1,256,113
      Proved properties                                                          9,358,995               9,358,995
      Unproved properties                                                        3,377,564                 197,386
      Less:  accumulated depletion and amortization - proved properties         (9,051,630)             (4,878,860)
                                                                              ------------            ------------
         Total oil and gas properties, net                                       3,684,929               5,933,634
                                                                              ------------            ------------
         Total assets                                                         $ 20,783,908            $ 35,263,965
                                                                              ============            ============
                         LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
      Due to operators                                                        $  1,061,819            $    570,355
      Due to affiliate (Note 6)                                                          -                   5,583
      Accrued expenses payable                                                      79,500                  41,120
                                                                              ------------            ------------
         Total current liabilities                                               1,141,319                 617,058
                                                                              ------------            ------------
Non-current liabilities:
      Asset retirement obligations                                                 344,206                 332,969
                                                                              ------------            ------------
         Total non-current liabilities                                             344,206                 332,969
                                                                              ------------            ------------
      Total Liabilities                                                          1,485,525                 950,027
                                                                              ------------            ------------

Commitments and contingencies (Note 8)

Members' capital:
      Manager:
         Distributions                                                          (1,337,785)               (125,798)
         Retained earnings                                                       1,084,377                 641,661
                                                                              ------------            ------------
         Manager's total                                                          (253,408)                515,863
                                                                              ------------            ------------

      Shareholders:
         Capital contributions (670 shares authorized;
             350.1081 issued and outstanding)                                   51,400,840              51,400,840
         Syndication costs                                                      (5,501,727)             (5,501,727)
         Distributions                                                          (7,580,804)               (712,873)
         Accumulated deficit                                                   (18,766,518)            (11,388,165)
                                                                              ------------            ------------
         Shareholders' total                                                    19,551,791              33,798,075
                                                                              ------------            ------------
         Total members' capital                                                 19,298,383              34,313,938
                                                                              ------------            ------------
         Total liabilities and members' capital                               $ 20,783,908            $ 35,263,965
                                                                              ============            ============


             The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended            Nine months ended
                                                         September 30,                  September 30,
                                                     2006           2005            2006            2005
                                                ------------    ------------    ------------    ------------
Revenue
    Oil and gas revenues                        $    820,344    $  1,366,124    $  5,209,435    $  1,366,124
                                                ------------    ------------    ------------    ------------

Expenses
    Dry-hole costs                              $    236,349    $  5,735,349    $  7,088,490    $  6,615,615
    Depletion and amortization                       475,675       1,130,158       4,172,770       1,130,158
    Accretion expense                                  3,787           3,663          11,237           6,087
    Management fees to affiliate (Note 6)            287,207         321,257         929,720         963,771
    Lease operating expenses                         127,689          64,119         433,500          64,119
    Other general and administrative expenses         89,616         139,031         189,763         294,581
                                                ------------    ------------    ------------    ------------
      Total expenses                               1,220,323       7,393,577      12,825,480       9,074,331
                                                ------------    ------------    ------------    ------------
      Loss from operations                          (399,979)     (6,027,453)     (7,616,045)     (7,708,207)
Other income
    Interest income                                  233,635         187,756         680,408         513,197
                                                ------------    ------------    ------------    ------------
      Total other income                             233,635         187,756         680,408         513,197
      Net loss                                  $   (166,344)   $ (5,839,697)   $ (6,935,637)   $ (7,195,010)
                                                ============    ============    ============    ============
      Manager - Net income (loss)               $     42,636    $     59,443    $    442,716    $    (65,839)
      Shareholders - Net loss                   $   (208,980)   $ (5,899,140)   $ (7,378,353)   $ (7,129,171)
      Net loss per share                        $       (597)   $    (16,849)   $    (21,075)   $    (20,363)


             The accompanying notes are an integral part of these unaudited condensed financial statements.

                          RIDGEWOOD ENERGY L FUND, LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the nine months ended
                                                                                    September 30,
                                                                             2006                     2005
                                                                         ------------             ------------
Cash flows from operating activities
    Net loss                                                             $ (6,935,637)           $ (7,195,010)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities

      Dry-hole costs                                                        7,088,490               6,615,615
      Depletion and amortization                                            4,172,770               1,130,158
      Accretion expense                                                        11,237                   6,087
      Changes in assets and liabilities
        Decrease (Increase) in production receivable                        5,403,087              (1,366,124)
        (Increase) in prepaid expenses                                         (4,352)                   (838)
        Decrease in interest receivable                                             -                  16,738
        (Decrease) Increase in due to affiliate                                (5,583)                 64,119
        Increase in accrued expenses payable                                   38,380                  61,346
                                                                         ------------            ------------
        Net cash provided by (used in) operating activities                 9,768,392                (667,909)
                                                                         ------------            ------------
Cash flows from investing activities
    Capital expenditures for oil and gas properties                        (8,873,794)            (11,361,905)
    Funding of salvage fund                                                   (30,000)                      -
    Interest income reinvested-salvage fund                                   (35,039)                (20,776)
                                                                         ------------            ------------
        Net cash used in investing activities                              (8,938,833)            (11,382,681)
                                                                         ------------            ------------
Cash flows from financing activities
    Distributions paid                                                     (8,079,918)                      -
                                                                         ------------            ------------
        Net cash provided by financing activities                          (8,079,918)                      -
                                                                         ------------            ------------
        Net decrease in cash and
            cash equivalents                                               (7,250,359)            (12,050,590)

        Cash and cash equivalents,  beginning of period                    21,964,099              35,341,401
                                                                         ------------            ------------
        Cash and cash equivalents, end of period                         $ 14,713,740            $ 23,290,811
                                                                         ============            ============
Supplemental schedule of non-cash
    investing activities
        Advances used for capital expenditures in oil and gas
        properties reclassified to dry-hole costs (2006)
        and proved properties (2005)                                     $  1,256,113            $  3,635,572
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

The Manager performs (or arranges for the performance of) the management and administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 6).

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

As of September 30, 2006 and December 31, 2005, amounts recorded in due to operators totaling approximately $1.0 million and $0.5 million, respectively, related to the acquisition of oil and natural gas property. In 2006, the December 31, 2005 due to operators balance was paid.

     Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded. The Fund earned revenue approximating $0.8 million and $5.2 million for the three and nine months ended September 30, 2006, respectively, compared to approximately $1.4 million for both the three and nine months ended September 30, 2005, respectively.

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of September 30, 2006 and December 31, 2005, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as incurred as dry-hole costs.

                                               September 30, 2006
                                               -----------------
           Balance - Beginning of period       $         332,969

           Liabilities incurred                          296,829
           Liabilities settled                          (296,829)
           Accretion expense                              11,237
                                               -----------------
           Balance - End of period             $         344,206
                                               =================

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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2006 and 2005, the Fund had no impairments of long-lived assets.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. As of September 30, 2006, and December 31, 2005, the Fund had accumulated depletion and amortization of approximately $9.1 million and $4.9 million, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $14.5 million and $21.8 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments of approximately $1.0 million included in the salvage fund as of September 30, 2006, will mature in February 2007.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

3.   Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Fund does not expect this guidance to have a material impact on the financial statements.

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

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $0.2 million and $7.1 million for the three and nine months ended September 30, 2006, respectively, compared to approximately $5.7 million and $6.6 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

The following table summarizes unproved properties and related activity for the nine months ended September 30, 2006.


                                                        September 30, 2006
                                                        ------------------

Balance - Beginning of period                           $          197,386

Additions to capitalized exploratory well costs
  pending the determination of proved reserves                   3,248,779
Reclassifications to proved properties based on
  the determination of proved reserves                                   -
Capitalized exploratory well costs charged to
  dry-hole costs                                                   (68,601)
                                                        ------------------
Balance - End of period                                 $        3,377,564
                                                        ==================

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

The shareholders received distributions of approximately $6.9 million for the nine months ended September 30, 2006, compared to nil for the nine months ended September 30, 2005.

The Manager received distributions of approximately $1.2 million for the nine months ended September 30, 2006, compared to nil for the nine months ended September 30, 2005.

6.   Related Parties

The Fund's LLC agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees were approximately $0.3 million and $0.9 million for the three months and nine months ended September 30, 2006, respectively, compared to approximately $0.3 million and $1.0 million for three and nine months ended September 30, 2005, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2006 and December 31, 2005, a related entity owes the Fund approximately $0.2 million and nil, respectively. As of September 30, 2006 and December 31, 2005, the Fund owes the Manager nil and approximately $6 thousand, respectively.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

As of September 30, 2006 and December 31, 2005, the carrying value of cash and cash equivalents and salvage fund approximate fair value. Cash and cash equivalents principally consist of money market funds.

8.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

In October 2006, the Fund acquired a working interest in the following wells operated by LLOG Exploration Company:

                                                               Working
                                                               Interest               Drilling
                            Operator                Offshore      %                     Date
------------------------------------------------------------------------------------------------------------
Galveston 248               LLOG Exploration Co.       TX       7.50%                 Q2 2007

Ship Shoal 81               LLOG Exploration Co.       LA       7.50%                 Q3 2007

South Marsh Island 111      LLOG Exploration Co.       LA       7.50%                 Q2 2007

Vermillion 344              LLOG Exploration Co.       LA       7.50%     Successful-competion in progress

West Delta 67               LLOG Exploration Co.       LA       7.50%                 Q2 2007

West Delta 68               LLOG Exploration Co.       LA       7.50%           Drilling: February 2007

Main Pass 275             Newfield Exploration Co.     LA       10.00%    Successful-competion in progress


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will," "would, " "will likely result," "will continue," "future" and similar terms and expressions or variations thereof. The forward-looking statements in this Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund's originally filed 2005 Form 10-K and Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. You are urged to carefully consider all such factors.

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

Overview

The Fund is an independent oil and natural gas producer. The Fund's primary investment objective is to generate cash flow for distribution to our shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering shares in a private offering on July 22, 2004. As a result of such offering, it raised capital of approximately $51.4 million through the sale of
350.1081 shares of LLC membership interests. After the payment of approximately $7.8 million in offering fees, commissions and investment fees to the Fund's Manager, affiliates, and broker-dealers, the Fund retained approximately $43.6 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions.

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

Results of Operations

Nine Months Ended September 30, 2006 compared to Nine Months ended September 30, 2005

Net loss. Net loss for the nine months ended September 30, 2006 was approximately $6.9 million, a decrease of approximately $0.3 million, or 4% compared to approximately $7.2 million for the nine months ended September 30, 2005. The decrease is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the nine months ended September 30, 2006 were approximately $5.2 million, an increase of approximately $3.8 million, or 281% compared to $1.4 million for the nine months ended

September 30, 2005. This increase is predominately the result of increased production volume for both oil and natural gas and an increase in average sales price per one thousand cubic feet ("MCFE") for oil offset by a decrease in average sales price per MCFE for natural gas. Production volume for oil increased from approximately 16 thousand MCFEs to 135 thousand MCFEs, or 747%. Average sales price for oil increased from approximately $10.23 per MCFE to $11.30 per MCFE, or 10%. Production volume for natural gas increased from approximately 108 thousand MCFEs to 369 thousand MCFEs, or 240%. Average sales price for natural gas decreased from approximately $11.09 per MCFE to $8.87 per MCFE, or 16%.

Dry-hole costs. Dry-hole costs for the nine months ended September 30, 2006 were approximately $7.1 million, an increase of approximately $0.5 million, or 7% compared to $6.6 million for the nine months ended September 30, 2005. This increase is predominately the result of the Fund having two larger sized projects determined to be dry in 2006 compared to two smaller sized dry-hole projects in 2005 and due to timing, drilling schedules and interpretation of logging reports resulting in the determination of dry-holes in each of the periods presented.

Depletion and amortization. Depletion and amortization for the nine months ended September 30, 2006 was approximately $4.2 million, an increase of approximately $3.1 million, or 269% compared to $1.1 million for the nine months ended September 30, 2005. This increase is predominately the result of increased production reserve volumes in 2006 compared to 2005.

Management fees. Management fees for both the nine months ended September 30, 2006 and 2005 were approximately $0.9 million. The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees average approximately $0.1 million per month.

Lease operating expenses. Lease operating expenses for the nine months ended September 30, 2006 were approximately $434 thousand, an increase of approximately $370 thousand, or 576% compared to $64 thousand for the nine months ended September 30, 2005. This increase is predominately the result of increased production activity in 2006 compared to 2005.

Other general and administrative expenses. Other general and administrative expenses for the nine months ended September 30, 2006 were approximately $190 thousand, a decrease of approximately $105 thousand, or 36% compared to $295 thousand for the nine months ended September 30, 2005. This decrease is predominately the result of a decrease in insurance costs offset by an increase in accounting fees.

Other Income. Other income for the nine months ended September 30, 2006 was approximately $0.7 million, an increase of approximately $0.2 million, or 33% compared to $0.5 million for the nine months ended September 30, 2005. This increase is the result of higher interest rates in 2006 compared to 2005.

Three Months Ended September 30, 2006 compared to Three Months ended September 30, 2005

Net loss. Net loss for the three months ended September 30, 2006 was approximately $0.2 million, a decrease of approximately $5.6 million, or 97% compared to approximately $5.8 million for the three months ended September 30, 2005. The decrease is discussed below.

Oil and gas revenues. Oil and natural gas revenues for the three months ended September 30, 2006 were approximately $0.8 million, a decrease of approximately $0.6 million, or 40% compared to $1.4 million for the three months ended September 30, 2005. This decrease is predominately the result of decreased production volume for gas and a decrease in sales price per one thousand cubic feet ("MCFE") for natural gas offset by increased production volume for oil and an increase in sales price per one thousand cubic feet ("MCFE") for oil. Production volume for gas decreased from approximately 108 thousand MCFEs to 46 thousand MCFEs, or 58%. Average sales price for gas decreased from approximately $11.09 per MCFE to $8.17 per MCFE, or 26%. Production volume for oil increased from approximately 16 thousand MCFEs to 36 MCFEs, or 126%. Average sales price for oil increased from approximately $10.23 per MCFE to $12.41 per MCFE, or 21%.

Dry-hole costs. Dry-hole costs for the three months ended September 30, 2006 were approximately $0.2 million, a decrease of approximately $5.5 million, or 96% compared to $5.7 million for the three months ended September 30, 2005. This decrease is predominately due to timing, drilling schedules and interpretation of logging reports resulting in the determination of one dry-hole in each of the periods presented.

Depletion and amortization. Depletion and amortization for the three months ended September 30, 2006 was approximately $0.5 million, a decrease of approximately $0.6 million, or 58% compared to $1.1 million for the three months ended September 30, 2005. The decrease is the results of decreased production in 2006 compared to 2005.

Management fees. Management fees for the three months ended September 30, 2006 of approximately $0.3 million were consistent compared to the three months ended September 30, 2005. The Manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees average approximately $0.1 million per month.

Lease operating expenses. Lease operating expenses for the three months ended September 30, 2006 were approximately $128 thousand, an increase of approximately $64 thousand, or 99% compared to $64 thousand for the three months ended September 30, 2005. This increase is predominately the result of three months production activity during this quarter in 2006 compared to one month of production activity during the comparable quarter of 2005.

Other general and administrative expenses. Other general and administrative expenses for the three months ended September 30, 2006 were approximately $90 thousand, a decrease of approximately $49 thousand, or 36% compared to $139 thousand for the three months ended September 30, 2005. This decrease is predominately the result of a decrease in insurance costs and accounting fees.

Other Income. Other income for the three months ended September 30, 2006 was approximately $234 thousand, an increase of approximately $46 thousand, or 24% compared to $188 thousand for the three months ended September 30, 2005. This increase is predominately the result of higher interest rates in 2006 compared to 2005.

Capital Resources and Liquidity

Cash flows provided by operating activities for the nine months ended September 30, 2006 were approximately $9.8 million, primarily related to oil and gas revenue and a decrease in production receivable offset by cash expenditures for operating expenses.

Cash flows used in operating activities for the nine months ended September 30, 2005 were approximately $0.7 million, primarily related to management fees paid to the Manager and other general and administrative expenses partially offset by the interest income received from money market funds.

Cash flows used in investing activities for the nine months ended September 30, 2006 were approximately $8.9 million, primarily related to capital expenditures for oil and gas properties and funding of the salvage fund. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Cash flows used in investing activities for the nine months ended September 30, 2005 of approximately $11.4 million, primarily related to capital expenditures for oil and gas properties and funding of the salvage fund.

Cash flows used in financing activities for the nine months ended September 30, 2006 were approximately $8.1 million related to distributions to shareholders and the Manager.

There were no cash flows relating to financing activities for the nine months ended September 30, 2005.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. For projects committed as of September 30, 2006, such estimated capital expenditures to be spent total approximately $8.6 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of September 30, 2006
(in thousands)
                                            Spent Through
                           Total Project     September 30,   To be Spent Next 12
Projects                       Costs              2006             Months
                               -----              ----             ------
     Eugene Island 337 (i)   $ 5,200           $ 3,378             $1,822
     West Cameron 95 (i)       5,196             5,196                  -
     East Break 157 (ii)       1,789             1,789                  -
     Unallocated (iii)         6,740                 -              6,740
                             -------           -------             ------
                             $18,925           $10,363             $8,562
                             =======           =======             ======

     (i) Assumes the wells are commercially successful. If one or more of the wells is dry, the development capital will be reallocated to one or more new unspecified projects. Eugene Island was determined to be successful in July 2006. West Cameron 95 was determined to be a dry-hole in July 2006.
    (ii) East Breaks 157 was determined to be a dry-hole during the first quarter of 2006.
   (iii) West Cameron 78/95 was determined to be a dry-hole during the second quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2006, does not differ materially from that discussed in the Fund's originally filed Form 10 and Form 10-K.

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

The Fund, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 ("Evaluation Date"). Based on our initial evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

However, subsequent to the Evaluation Date, as reported under Item 4.02 of the Form 8-K filed by the Fund on December 21, 2006, on December 18, 2006, the Manager of the Fund, Ridgewood Energy Corporation, concluded that the Fund's financial statements as of and for the period from March 1, 2004 (Inception) to December 31, 2004 and as of and for the year ended December 31, 2005 as included in the Fund's Form 10 registration statement and Annual Report on Form 10-K should no longer be relied upon and should be restated to correct for errors detected by management. The Fund is filing amendments to its Form 10 and Form 10-K, as well as amendments to its Quarterly Reports on Form 10-Q and Form 10-Q/A for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 as a result of these restatements.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II.  Other Information

Item 1.  Legal Proceedings

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner ("PW"), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by PW. Thereafter, PW filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. Discovery is ongoing and no trial date has been set.

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