Form 10-Q
period 2007-06-30
Ridgewood Energy L Fund LLC
filed 2007-07-31
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007 there were 350.1081 shares of membership interest of the registrant outstanding.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except number of shares)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$8,837	$13,215
Production receivable	320	251
Insurance receivable	1,400	2,534
Due from operators	11	247
Due from affiliate (Note 5)	-	196
Other current assets	39	14
Total current assets	10,607	16,457
Salvage fund	1,130	1,112
Oil and gas properties:
Proved properties	15,375	9,379
Unproved properties	1,880	3,670
Less: accumulated depletion and amortization-proved properties	(9,333)	(9,082)
Total oil and gas properties, net	7,922	3,967
Total assets	$19,659	$21,536
Liabilities and Members' Capital
Current liabilities:
Due to operators	$130	$540
Accrued expenses payable	166	142
Total current liabilities	296	682

Asset retirement obligations	408	349
Total liabilities	704	1,031
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(1,585)	(1,477)
Retained earnings	1,147	1,092
Manager's total	(438)	(385)
Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Distributions	(8,982)	(8,371)
Syndication costs	(5,502)	(5,502)
Accumulated deficit	(17,524)	(16,638)
Shareholders' total	19,393	20,890
Total members' capital	18,955	20,505
Total liabilities and members' capital	$19,659	$21,536

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenues	$851	$2,155	$1,287	$4,389
Expenses
Dry-hole costs	(14)	5,044	8	6,852
Depletion and amortization	206	967	251	3,697
Casualty loss	1,134	-	1,134	-
Lease operating expenses	124	182	264	306
Management fees to affiliate (Note 5)	231	321	462	642
Other operating expenses	19	4	24	7
General and administrative expenses	117	58	257	101
Total expenses	1,817	6,576	2,400	11,605

Loss from operations	(966)	(4,421)	(1,113)	(7,216)
Other Income
Interest income	131	236	282	447
Net loss	$(835)	$(4,185)	$(831)	$(6,769)

Manager Interest
Net income	$65	$181	$55	$400

Shareholder Interest
Net loss	$(900)	$(4,366)	$(886)	$(7,169)
Net loss per share	$(2,571)	$(12,472)	$(2,531)	$(20,478)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	For the six months ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(831)	$(6,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dry-hole costs	8	6,852
Depletion and amortization	251	3,697
Accretion expense	9	7
Casualty loss on oil and gas properties	1,134	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(69)	4,718
Decrease (increase) in due from operators	247	(218)
(Increase) decrease in other current assets	(25)	14
(Decrease) increase in due to operators	(3)	80
Increase in accrued expenses payable	24	84
Decrease in due to affiliate	-	(5)
Net cash provided by operating activities	745	8,460
Cash flows from investing activities
Capital expenditures for oil and gas properties	(4,386)	(1,246)
Funding of salvage fund	-	(30)
Interest income reinvested - salvage fund	(18)	(22)
Net cash used in investing activities	(4,404)	(1,298)
Cash flows from financing activities
Distributions paid	(719)	(7,006)
Net cash used in financing activities	(719)	(7,006)
Net (decrease) increase in cash and cash equivalents	(4,378)	156
Cash and cash equivalents, beginning of period	13,215	21,964
Cash and cash equivalents, end of period	$8,837	$22,120
Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$-	$1,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

As of June 30, 2007 and December 31, 2006, amounts recorded in due to operators totaling approximately $0.1 million and $0.5 million, respectively, related to the acquisition of oil and gas property and/or drilling costs.  The balance at December 31, 2006 in due to operators related to the acquisition of oil and gas properties was paid during the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle).  At the time of transfer a production receivable is recorded.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded.  As of June 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

	For the six months ended June 30,	For the year ended December 31,
	2007	2006
	(in thousands)
Balance - Beginning of period	$349	$333
Liabilities incurred	50	237
Liabilities settled	-	(237)
Accretion expense	9	16
Balance - End of period	$408	$349

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three and six months ended June 30, 2007 and 2006, no impairments were recorded.

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

Cash and cash equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits.  At June 30, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $8.7 million and $13.0 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investment in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value.  Interest income is accrued as earned.  There were no held to maturity investments at June 30, 2007.

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

The following table reflects the net changes in unproved properties for the periods ending June 30, 2007 and December 31, 2006.  At June 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the six months ended June 30,	For the year ended December 31,
	2007	2006
	(in thousands)
Balance - Beginning of the period	$3,670	$197
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,015	3,542
Reclassification to proved properties based on the determination of proved reserves	(5,805)	-
Capitalized exploratory well costs charged to dry-hole costs	-	(69)
Balance - End of the period	$1,880	$3,670

Dry-hole costs are detailed in the table below for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
West Cameron 103	$-	$-	$-	$4
Main Pass 155	(12)	-	(11)	11
East Cameron 48	-	29	-	29
East Breaks 157	-	-	8	1,793
West Cameron 78/95	(2)	5,015	11	5,015
	$(14)	$5,044	$8	$6,852

4.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund's Agreement, is to be distributed. Such distribution would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's Agreement.

Available Cash from Dispositions, as defined in the Fund's Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of Available Cash from Dispositions will be distributed to shareholders and 15% to the Manager.

The shareholders received distributions of approximately $0.6 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively.

The Manager received distributions of approximately $0.1 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.

5.	Related Parties

A management agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Effective September 1, 2006, the Manager has changed its policy regarding the annual management fee.  Under the new policy, the management fee will be equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  Management fees of approximately $0.2 million and $0.5 million were incurred for the three and six months ended June 30, 2007, compared to approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2007 and December 31, 2006 no amounts were outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.  Fair Value of Financial Instruments

At June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents and salvage fund approximate fair value.

7.  Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

On May 22, 2006, the Fund reported a claim to its insurance carrier for costs related to insured damages to the West Cameron 78/95 project.  During the fourth quarter 2006, the Fund recorded $2.5 million for insurance recovery receivable related to the project.  On an ongoing basis, management reviews the collectibility of this insurance receivable.  During the second quarter 2007, the Fund, based upon discussions with its insurance carrier and currently known facts, revised its recovery receivable estimate for the project from $2.5 million to $1.4 million, resulting in an additional casualty loss of $1.1 million for the three and six months ended June 30, 2007. The Fund expects to receive payment for this insurance receivable in the third quarter of 2007.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable based upon assumptions and estimates derived from currently known facts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "future" and similar terms and expressions or variations thereof.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Fund’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated.  You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate.  Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing.  The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date of this filing.  All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on its behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting principles.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

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

Business Update

As of June 30, 2007 the Fund has participated in the drilling of twelve wells, of which three wells are currently producing and four wells were determined to have natural gas and oil reserves in commercial quantities such that these properties are in the process of being completed to facilitate production.  Five of the Fund’s wells were deemed dry-holes and plugged and abandoned in prior years.  The Fund has working interests in two additional new projects expected to be drilled over the next three months.

Recent Developments

LLOG Projects
In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”) off the coast of Louisiana.  During the first quarter of 2007, the Fund decided not to participate in the Galveston 248 project with LLOG due to economics.  Each of the projects is viewed as lower risk projects as they are being drilled in relatively shallow depths ranging from 10,000 to 13,000 feet and the projects reveal three dimensional seismic data indicative of producing fields in close proximity to the drilling sites.   Since the projects are not very deep, they can be drilled and completed quickly.  Construction of minimal facilities in order to tie the well to nearby production platforms also facilitates turning the project to production quickly.    During the first half of 2007, three of the projects operated by LLOG were determined to have successful discoveries. The Fund plans to participate in the remaining two LLOG projects with drilling expected within the next three months.  Below is a summary of the wells operated by LLOG:

Well Name	Operator	Offshore	Working Interest %	Drilling Risk (in thousands)	Status
South Marsh Island 111	LLOG	LA	7.50%	n/a	Successful - production expected 2nd quarter 2008
Vermilion 344	LLOG	LA	7.50%	n/a	Successful - production expected 1st quarter 2008
West Delta 68	LLOG	LA	7.50%	n/a	Successful - production expected 1st quarter 2008
Ship Shoal 81	LLOG	LA	7.50%	$500	3rd quarter 2007 drilling date
West Delta 67	LLOG	LA	7.50%	$600	3rd quarter 2007 drilling date

Eugene Island 337
The Fund’s 20% ownership in Eugene Island 337 operated by Devon Energy Corporation (“Devon”) which was determined to be a commercial success in July 2006 has been completed and production is anticipated to begin in the third quarter of 2007.

West Cameron 78/95 Dry Hole
The Fund acquired a 20% working interest from the Operator, El Paso Production Company (“El Paso”).  The well began drilling on April 21, 2006.  Drilling went according to plan until the well reached a depth of 10,781 feet on May 17, 2006 when the drill string became stuck.  The smaller drill pipe was recovered and the well was sidetracked (re-drilled) at a depth of 4,880 feet.  Drilling continued to 14,500 feet at which point the well was determined to be a dry-hole.  On July 6, 2006 the decision was made to plug and abandon the well.  Dry-hole costs including plug and abandonment expenses incurred by the Fund for the year ended December 31, 2006, totaled $2.9 million, net of insurance recovery amounts.  An insurance recovery receivable of $1.4 million is recorded at June 30, 2007, which is approximately $1.1 million less than the Fund’s previous recorded receivable of $2.5 million at December 31, 2006.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable based upon assumptions and estimates derived from currently known facts.

Producing Properties

Main Pass 275
In late 2006 the Fund acquired a 10% interest in the Main Pass 275 project being drilled by Newfield, Inc. (“Newfield”) from an existing production platform.  The well was declared a commercial success in February 2007 and completed in March 2007.  Due to the existing production platform, gas processing equipment and pipeline the well was put on production in late April 2007.  In its first quarter of production, the Fund generated revenue approximating $0.2 million on approximately 110 thousand MCF of natural gas and 4,700 barrels of oil.

South Timbalier 77
In 2004, the Fund acquired from Millennium Offshore Group (“MOGI”) a 20% working interest in the South Timbalier 77 (“ST77”) field of which two wells were drilled and now operated by ATP Oil and Gas Corporation (“ATP”).  In total, the project has six reservoirs to be produced.  ST77 well #4 is producing from the project’s primary target reservoir at 15,500 feet.  In the first half of 2007, the #4 well has been the Funds’ primary producing well.  Production from the #4 well began to trail off at the end of 2006.  Although production increased for the first four months of 2007, it began to decline again in the later half of the second quarter.  The operator, ATP, believes that the cause for the decline in production is due to a build-up of minerals on the walls of the production tubing that is preventing the flow of gas.  The operator is currently performing maintenance on the inside of the tubing to clean out the buildup which should again improve production late in the third quarter.

ST77 well #5 is currently off production after depleting the first two intermediate depth reservoirs at 13,000 feet.  Well #5 will need to be recompleted in order to extract the remaining reserves in the reservoirs. Although budgeted costs have not been received from the Operator through the date of this filing, the Fund has estimated approximately $0.1 million of capital expenditures to be spent over the next twelve months.

As of June 30, 2007 total unamortized costs related to the South Timbalier 77 project are approximately $0.2 million.  The Fund anticipates to fully recover these costs based upon current reserve estimates and prevailing market prices.

Results of Operations

The following review of operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenues	$851	$2,155	$1,287	$4,389
Expenses
Dry-hole costs	(14)	5,044	8	6,852
Depletion and amortization	206	967	251	3,697
Casualty loss	1,134	-	1,134	-
Lease operating expenses	124	182	264	306
Management fees to affiliate	231	321	462	642
Other operating expenses	19	4	24	7
General and administrative expenses	117	58	257	101
Total expenses	1,817	6,576	2,400	11,605

Loss from operations	(966)	(4,421)	(1,113)	(7,216)
Other Income
Interest income	131	236	282	447
Net loss	$(835)	$(4,185)	$(831)	$(6,769)

Operating Revenues. Oil and gas revenues for the three and six months ended June 30, 2007 were approximately $0.9 million and $1.3 million, respectively.  Oil and gas revenues for the three and six months ended June 30, 2006 were approximately $2.2 million and $4.4 million, respectively.  The decrease in oil and gas revenues is due to a steady decline in the production from the ST77 #4 well.  The ST77 #5 well had minimal production during the first  quarter of 2007 and in March 2007 ceased production completely.  ST77 well #5 will be brought back on production once it is recompleted into the third intermediate reservoir.  Declining production volumes for the ST77 wells were partially offset by the start-up of production for the Main Pass 275 well and higher gas prices.

Natural gas prices increased during the second quarter of 2007 as compared to the second quarter of 2006, from approximately $7.03 per MCF to $8.17 per MCF.  Oil prices during the second quarter of 2007 averaged approximately $65.30 per barrel as compared to $69.38 per barrel for the second quarter of 2006.

Operating and Other Expenses

Dry-hole costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
West Cameron 103	$-	$-	$-	$4
Main Pass 155	(12)	-	(11)	11
East Cameron 48	-	29	-	29
East Breaks 157	-	-	8	1,793
West Cameron 78/95	(2)	5,015	11	5,015
	$(14)	$5,044	$8	$6,852

Depletion and amortization.  Depletion and amortization for the three and six months ended June 30, 2007 was approximately $0.2 million and $0.3 million respectively.  Depletion and amortization for the three and six months ended June 30, 2006 was approximately $1.0 million and $3.7 million respectively.  This decrease is the result of decreased production volumes for the ST77 wells in 2007 compared to 2006, partially offset by the commencement of depletion on the Main Pass 275 well.

Casualty Loss.  For the three and six months ended June 30, 2007 the Fund recorded casualty losses of $1.1 million related to the West Cameron 78/95 insurance claim.  Based upon ongoing discussions with its insurance carriers, the Fund has reduced its estimates related to the recoverability of certain of its costs associated with this claim.  To date, the Fund has recorded a total casualty loss of $1.3 million related to its portion of the deductible for casualty losses associated with West Cameron 78/95, as well as a revision to its estimate of recoverable costs.  The Fund incurred recovery expenses of $2.7 million for West Cameron 78/95, of which the Fund expects to recover $1.4 million from its insurance carrier.

Lease operating expenses.  Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three and six months ended June 30, 2007, lease operating expenses were approximately $0.1 million and $0.3 million, respectively.  For the three and six months ended June 30, 2006 lease operating expenses were approximately $0.2 million and $0.3 million, respectively.

Management Fee.  The Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its on-going management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.  Commencing in September 1, 2006, the management fee, payable monthly, is equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.  Management fees for the three and six months ended June 30, 2007 were approximately $0.2 million and $0.5 million, respectively.  Management fees for the three and six months ended June 30, 2006 were approximately $0.3 million and $0.6 million, respectively.

General and Administrative Expenses.  Accounting, legal, and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to well control insurance, production insurance and directors and officers’ liability policy.  The directors and officers’ liability policy is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager.  The significant increase in insurance expense for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is a result of increased drilling activities of the Fund primarily related to Main Pass 275 and the LLOG projects.

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Accounting and legal fees	$43	$50	$98	$85
Insurance	74	7	157	14
Other general and administrative expenses	-	1	2	2
	$117	$58	$257	$101

Interest Income.  Interest income for the three and six months ended June 30, 2007 was approximately $0.1 million and $0.3 million, respectively.  Interest income for the three and six months ended June 30, 2006 was approximately $0.2 million and $0.4 million, respectively.  Declining cash balances in 2007 offset by increased interest rates resulted in a decrease in interest income for the three and six months ended June 30, 2007.

Capital Resources and Liquidity

Operating s
Cash flows provided by operating activities for the six months ended June 30, 2007 and 2006 were approximately $0.8 million and $8.5 million, respectively, primarily related to production revenue and interest income, offset by management fees, lease operating expenses and general and administrative expenses.  The significant decrease in 2007 operating cash flows is primarily the result of lower production volumes and thus a decrease in revenue receipts.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2007 and 2006 were approximately $4.4 million and $1.3 million, respectively, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.  The significant increase in investing activities in 2007 primarily relates to the exploratory LLOG projects drilling expenditures and completion activities surrounding Main Pass 275 and Eugene Island 337.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2007 and 2006 were approximately $0.7 million and $7.0 million, respectively, related to distributions to shareholders and the Manager.  The significant decrease in financing cash flows is due to the decrease in production of the ST77 wells.  The Fund did not pay any distributions for the three months ended June 30, 2007.  Modest distributions are expected to resume in July and August and should improve in the future as Main Pass 275 ramps up production.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2007, such estimated capital expenditures approximate $5.3 million, all of which is expected to be paid out of unspent cash within the following 12 months.

The table below presents exploration and development capital expenditures incurred to date for projects currently drilling or expected to be drilled in the near future as well as their estimated budgeted amounts for the next twelve months.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Estimated Capital Expenditures
As of June 30, 2007
	Spent through June 30, 2007	To be Spent Next 12 Months
	(in thousands)
Eugene Island 337 (i)	$3,979	$30
Main Pass 275 (ii)	1,933	97
Ship Shoal 81(iii)*	43	1,364
South Marsh Island 111 (v)	434	1,223
Vermilion 344 (iv)	637	1,005
West Delta 67 (iii) *	-	1,098
West Delta 68 (iv)	765	370
South Timbalier 77 Recompletion	-	120
	$7,791	$5,307

(i)	Project successful, production expected in August 2007.
(ii)	Project successful, production started in April 2007.
(iii)	Drilling expected 3rd quarter 2007.
(iv)	Project successful, production expected in 1st quarter 2008.
(v)	Project successful, production expected in 2nd quarter 2008.
*
Total estimated capital expenditures assume that the wells are commercially successful.  If one or more of the budgeted exploratory projects are unsuccessful, budgeted development capital will be reallocated to one or more new unspecified projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. Effective September 1, 2006, the Manager changed its policy regarding the annual management fee.  Commencing in September 2006, the management fee payable is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.  For the Fund, the management fee will be reduced from approximately $1.3 million for 2006 to approximately $0.9 million for 2007, or approximately $33 thousand per month based on cumulative dry-hole expenses as of June 30, 2007.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Fund’s revenue, future results of operations and financial condition would be adversely impacted.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Fund maintains "disclosure controls and procedures", as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
The Fund continually reviews its disclosure controls and procedures and makes changes as necessary, to ensure the quality of its financial reporting.  There were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:	July 31, 2007			RIDGEWOOD ENERGY L FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)