Form 10-K/A
period 2006-12-31
Ridgewood Energy L Fund LLC
filed 2007-08-03
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-51267

RIDGEWOOD ENERGY L FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	11-3719724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

There is no market for the Shares. The aggregate capital contributions made for the Registrant’s voting Shares held by non-affiliates of the Registrant at March 30, 2007 was approximately $51.4 million and as of that date there are 350.1081 Shares outstanding.

RIDGEWOOD ENERGY L FUND, LLC

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2006, which was initially filed by Ridgewood Energy L Fund LLC (the “Fund”) with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “Original Filing”) is being filed with the SEC to amend Item 15(b) of Part IV of the Original Filing to contain certifications of the Chief Executive Officer and Chief Financial Officer of the Fund, as required by Section 906 of the Sarbanes-Oxley Act of 2002, that change the referred to date of the Annual Report on Form 10-K to “December 31, 2006” (the certification in the Original Filing erroneously referred to the “Annual Report on Form 10-K for the year ended December 31, 2005”). The Section 906 certifications of the Fund’s Chief Executive Officer and Chief Financial Officer are filed as Exhibit 32 to this Form 10-K/A.

All information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any subsequent information or events other than as described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY L FUND, LLC

Date: August 3, 2007	By:	/s/ ROBERT E. SWANSON

Robert E. Swanson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive Officer)	August 3, 2007

Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	August 3, 2007

Kathleen P. McSherry