Form 10-Q
period 2007-09-30
Ridgewood Energy L Fund LLC
filed 2007-11-14
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of November 14, 2007 there were 350.1081 shares of membership interest of the registrant outstanding.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,690	$13,215
Production receivable	228	251
Insurance receivable	1,511	2,534
Due from operators	32	247
Due from affiliates (Note 5)	-	196
Other current assets	326	14
Total current assets	9,787	16,457
Salvage fund	1,151	1,112
Oil and gas properties:
Proved properties	13,420	9,379
Unproved properties	2,226	3,670
Less: accumulated depletion and amortization-proved properties	(9,546)	(9,082)
Total oil and gas properties, net	6,100	3,967
Total assets	$17,038	$21,536
Liabilities and Members' Capital
Current liabilities:
Due to operators	$207	$540
Due to affiliates (Note 5)	16	-
Accrued expenses payable	55	142
Total current liabilities	278	682

Asset retirement obligations	413	349
Total liabilities	691	1,031
Commitments and contingencies (Note 7)
Members' capital:
Manager:
Distributions	(1,651)	(1,477)
Retained earnings	1,116	1,092
Manager's total	(535)	(385)
Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(9,356)	(8,371)
Accumulated deficit	(19,661)	(16,638)
Shareholders' total	16,882	20,890
Total members' capital	16,347	20,505
Total liabilities and members' capital	$17,038	$21,536

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenue	$366	$820	$1,653	$5,209
Expenses
Dry-hole costs	292	236	300	7,088
Depletion and amortization	213	476	464	4,173
Impairment of proved property	1,961	-	1,961	-
Casualty (gain) loss	(111)	-	1,023	-
Lease operating expenses	58	128	322	433
Management fees to affiliate (Note 5)	151	287	613	930
Other operating expenses	7	4	31	11
General and administrative expenses	82	89	339	190
Total expenses	2,653	1,220	5,053	12,825

Loss from operations	(2,287)	(400)	(3,400)	(7,616)
Other Income
Interest income	119	234	401	680
Net loss	$(2,168)	$(166)	$(2,999)	$(6,936)

Manager Interest
Net (loss) income	$(31)	$43	$24	$443

Shareholder Interest
Net loss	$(2,137)	$(209)	$(3,023)	$(7,379)
Net loss per share	$(6,104)	$(597)	$(8,634)	$(21,075)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(2,999)	$(6,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dry-hole costs	300	7,088
Depletion and amortization	464	4,173
Impairment of proved property	1,961	-
Accretion expense	13	11
Casualty loss on oil and gas properties	1,023	-
Changes in assets and liabilities:
Decrease in production receivable	23	5,403
Decrease in due from operators	247	-
Increase in other current assets	(81)	(4)
Decrease in due to operators	(18)	-
Increase (decrease) in due to affiliates, net	16	(5)
(Decrease) increase in accrued expenses payable	(87)	38
Net cash provided by operating activities	862	9,768
Cash flows from investing activities
Capital expenditures for oil and gas properties	(5,189)	(8,874)
Salvage fund investments	(39)	(65)
Net cash used in investing activities	(5,228)	(8,939)
Cash flows from financing activities
Distributions paid	(1,159)	(8,080)
Net cash used in financing activities	(1,159)	(8,080)
Net decrease in cash and cash equivalents	(5,525)	(7,251)
Cash and cash equivalents, beginning of period	13,215	21,964
Cash and cash equivalents, end of period	$7,690	$14,713
Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$-	$1,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy L Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on May 27, 2004 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated July 6, 2004 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairment allowances and asset retirement obligations.  Actual results may differ from those estimates.

Cash and cash equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits.  At September 30, 2007 and December 31, 2006, bank balances, inclusive of the salvage fund, exceeded federally insured limits by approximately $7.5 million and $13.0 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Short-term Investment in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  At September 30, 2007, the Fund had held-to-maturity investments, inclusive of the salvage fund of $1.1 million, which mature in January 2008.

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

As of September 30, 2007 and December 31, 2006, amounts recorded in due to operators totaling approximately $0.2 million and $0.5 million, respectively, related to the acquisition of oil and gas property and/or drilling costs.  The balance at December 31, 2006 was paid during the first quarter of 2007.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.  At September 30, 2007, the Fund had an advance to Operator of $231 thousand relating to Ship Shoal 81, which is included in other current assets, see Note 8 for further information.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.   The following table presents changes to the asset retirement obligations.

	For the nine months ended September 30,	For the year ended December 31,
	2007	2006
	(in thousands)
Balance - Beginning of period	$349	$333
Liabilities incurred	51	237
Liabilities settled	-	(237)
Accretion expense	13	16
Balance - End of period	$413	$349

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

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded.  As of September 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

At September 30, 2007, the Fund recorded an impairment of $2.0 million related to the Eugene Island 337 lease block based upon futures pricing at September 30, 2007.  When the well began producing in November 2007, the production flow rate was lower than originally expected, as such, internal engineering estimates of the proved reserves were prepared.  Based upon these internal reserve estimates, the carrying value of the asset was in excess of the future discounted cash flows.  Under successful efforts accounting, reserve estimates are used to calculate cash flows as well as depletion rates.  Proved reserves and future net cash flows are estimated using sales prices estimated to be in effect as of the date of the reserve estimate calculation.  Oil and natural gas prices, which have fluctuated widely in recent years, affect the future revenue. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond the Fund’s control.

Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment.  Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors.  Revisions to estimated reserves could have a material affect on balances recorded as proved properties. In accordance with SFAS 144, the Fund recorded the impairment loss based upon the current reserve estimates. For the three and nine months ended September 30, 2006, no impairments were recorded.

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

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability corporation, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.  Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.

The following table reflects the net changes in unproved properties for the periods ended September 30, 2007 and December 31, 2006.  At September 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	For the nine months ended September 30,	For the year ended December 31,
	2007	2006
	(in thousands)
Balance - Beginning of the period	$3,670	$197
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,586	3,542
Reclassification to proved properties based on the determination of proved reserves	(5,805)	-
Capitalized exploratory well costs charged to dry-hole costs	$(225)	$(69)
Balance - End of the period	$2,226	$3,670

Dry-hole costs are detailed in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006
	(in thousands)
West Cameron 103	$-	$-	$-	$4
Main Pass 155	-	-	(11)	11
East Cameron 48	-	60	-	89
East Breaks 157	-	(5)	8	1,788
Ship Shoal 81	225	-	225	-
West Cameron 78/95	67	181	78	5,196
	$292	$236	$300	$7,088

4.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund's Agreement, is to be distributed.  Such distributions would be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund's Agreement.

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

The shareholders received distributions of approximately $1.0 million and $6.9 million for the nine months ended September 30, 2007 and 2006, respectively.

The Manager received distributions of approximately $0.2 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.

5.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Effective September 1, 2006, the Manager changed its policy regarding the annual management fee, whereby the management fee was equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  On September 1, 2007, the Manager has elected to cease collecting its management fee for the remaining life of the Fund.  Management fees of $0.2 million and $0.6 million were incurred for the three and nine months ended September 30, 2007, compared to approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2006, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2007 and December 31, 2006, the Fund owed the Manager $16 thousand and nil, respectively.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.	Fair Value of Financial Instruments

As of September 30, 2007 and December 31, 2006, the carrying values of cash and cash equivalents and salvage fund approximate fair value.

7.	Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

On May 22, 2006, the Fund reported a claim to its insurance carrier for costs related to insured damages to the West Cameron 78/95 project.  During the fourth quarter 2006, the Fund recorded $2.5 million for insurance recovery receivable related to the project.  On an ongoing basis, management reviews the collectibility of this insurance receivable.  During the second quarter 2007, the Fund, based upon discussions with its insurance carrier and currently known facts, revised its recovery receivable estimate for the project from $2.5 million to $1.4 million.  During the fourth quarter of 2007, the Fund reached a final settlement with its insurance carrier in the amount of $1.5 million resulting in a reduction of the receivable and a casualty gain of $0.1 million for the three months ended September 30, 2007 and a total casualty loss of $1.0 million for the nine months ended September 30, 2007.  Payment is expected during the fourth quarter of 2007. The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable based upon assumptions and estimates derived from currently known facts.

8.	Subsequent Events

On October 15, 2007, the Fund was informed by its operator LLOG Exploration Company (“LLOG”), that the exploratory well being drilled by LLOG in the Ship Shoal 81 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole.  The Fund owns a 7.5% working interest in Ship Shoal 81.

As a result of this dry hole, the Fund concluded a material charge for impairment of its working interest in the lease block was required. In addition, the well will be plugged and abandoned.  The abandonment and impairment resulted in charges of approximately $0.2 million in the third quarter of 2007 and there will be an additional charge in the fourth quarter of 2007 of approximately $0.3 million.  The Fund does not expect this dry hole to result in or require any further significant cash expenditures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "future" and similar terms and expressions or variations thereof.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect Ridgewood Energy L Fund, LLC’s (the “Fund”) current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated.  Readers are urged to carefully consider all such factors.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

Ridgewood Energy Corporation (the “Manager”) performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager was paid an annual management fee, payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses.  As of September 1, 2007 the Manager has elected to forgo its management fee for the remainder of the life of the Fund. The Manager also participates in distributions.

Business Update

As of the date of this filing, the Fund has participated in the drilling of thirteen wells, of which three wells were producing (two are currently awaiting a workover) and four wells were determined to have natural gas and oil reserves in commercial quantities such that these properties are in the process of being completed to facilitate production.  Six of the Fund’s wells were deemed dry-holes and are or will be plugged and abandoned.  The Fund has working interests in an additional new project expected to drill over the next three months.

Recent Developments

LLOG Projects
In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”) off the coast of Louisiana.  During the first quarter of 2007, the Fund decided not to participate in the Galveston 248 project with LLOG due to a change in economics.  On October 15, 2007, the Fund was informed by LLOG that the exploratory well being drilled in the Ship Shoal 81 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole.  The Fund owns a 7.5% working interest in Ship Shoal 81.

As a result of this dry hole, the Fund concluded a material charge for impairment of its working interest in the lease block was required. In addition, the well will be plugged and abandoned.  The abandonment and impairment resulted in charges of approximately $0.2 million in the third quarter of 2007 and there will be an additional charge in the fourth quarter of 2007 of approximately $0.3 million.  The Fund does not expect this dry hole to result in or require any further significant cash expenditures.

Each of the projects is viewed as lower risk projects as they are being drilled in relatively shallow depths ranging from 10,000 to 13,000 feet and the projects reveal three dimensional seismic data indicative of producing fields in close proximity to the drilling sites.   Since the projects are not very deep, they can be drilled and completed quickly.  Construction of minimal facilities in order to tie the well to nearby production platforms also facilitates turning the project to production quickly.    During the first nine months of 2007, three of the projects operated by LLOG were determined to have successful discoveries. The Fund plans to participate in the remaining LLOG project with drilling expected within the next three months.  Below is a summary of the wells operated by LLOG:

Well Name	Offshore	Working Interest %	Drilling Risk (in thousands)	Status
South Marsh Island 111	LA	7.50%	n/a	Successful - production expected 2nd quarter 2008

Vermilion 344	LA	7.50%	n/a	Successful - production expected 1st quarter 2008

West Delta 68	LA	7.50%	n/a	Successful - production expected 1st quarter 2008

Ship Shoal 81	LA	7.50%	n/a	Dry Hole - October 2007

West Delta 67	LA	7.50%	$ 600	4th quarter 2007 drilling date

Eugene Island 337
The Fund’s 13.33% ownership in Eugene Island 337, operated by Devon Energy Corporation (“Devon”), was determined to be a commercial success in July 2006 has been completed.  When the well began producing in November 2007, the production flow rate was lower than originally expected, as such, internal engineering estimates of the proved reserves were prepared.  Based upon these internal reserve estimates, the carrying value of the asset was in excess of the future discounted cash flows and an impairment was recorded at September 30, 2007 in the amount of $2.0 million based upon futures pricing at September 30, 2007. Natural gas and oil reserve quantities used to calculated impairment represent internal estimates only.  Under successful efforts accounting, reserve estimates are used to calculate cash flows as well as depletion rates.  Proved reserves and future net cash flows are estimated using sales prices estimated to be in effect as of the date of the reserve estimate calculation.  Oil and natural gas prices, which have fluctuated widely in recent years, affect the future revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond the Fund’s control.

Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment.  Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors.  Revisions to estimated reserves could have a material affect on balances recorded as proved properties. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”), the Fund recorded the impairment loss based upon the current reserve estimates.

West Cameron 78/95 Dry Hole
The Fund acquired a 20% working interest from the Operator, El Paso Production Company (“El Paso”).  The well began drilling on April 21, 2006.  Drilling went according to plan until the well reached a depth of 10,781 feet on May 17, 2006 when the drill string became stuck.  The smaller drill pipe was recovered and the well was sidetracked (re-drilled) at a depth of 4,880 feet.  Drilling continued to 14,500 feet at which point the well was determined to be a dry-hole.  On July 6, 2006 the decision was made to plug and abandon the well.  Dry-hole costs including plug and abandonment expenses incurred by the Fund for the year ended December 31, 2006, totaled $2.9 million, net of insurance recovery amounts.  An insurance recovery receivable of $1.5 million is recorded at September 30, 2007, which is approximately $1.0 million less than the Fund’s previous recorded receivable of $2.5 million at December 31, 2006.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable based upon assumptions and estimates derived from currently known facts.

Producing Properties

Main Pass 275
In late 2006 the Fund acquired a 10% interest in the Main Pass 275 project that was drilled by Newfield, Inc. (“Newfield”) from an existing production platform.  In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”).  At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property.  The well was declared a commercial success in February 2007 and completed in March 2007.  Due to the existing production platform, gas processing equipment and pipeline the well was put on production in late April 2007.  Since it began producing, the Fund generated revenue approximating $0.5 million on approximately 47 thousand MCF of natural gas and 1,966 barrels of oil.

South Timbalier 77
In 2004, the Fund acquired from Millennium Offshore Group (“MOGI”) a 20% working interest in the South Timbalier 77 (“ST77”) field of which two wells were drilled and now operated by ATP Oil and Gas Corporation (“ATP”).  In the nine months of 2007, the #4 well had been the Funds’ primary producing well.  Production from the #4 well began to trail off at the end of 2006.  Although production increased for the first four months of 2007, it began to decline again in the later half of the second quarter and is currently offline pending a workover.  The operator, ATP, believes that the cause for the decline in production is due to a build-up of minerals on the walls of the production tubing that is preventing the flow of gas.

ST77 well #5 is currently off production after depleting the first two intermediate depth reservoirs at 13,000 feet.  Well #5 will need to be recompleted in order to extract the remaining reserves in the reservoirs. Although budgeted costs have not been received from the Operator through the date of this filing, the Fund estimated approximately $0.4 million of capital expenditures will be required during the next twelve months.

As of September 30, 2007 total unamortized costs related to the ST77 project are approximately $0.2 million.  The Fund anticipates to fully recover these costs based upon current reserve estimates and prevailing market prices.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenue	$366	$820	$1,653	$5,209
Expenses
Dry-hole costs	292	236	300	7,088
Depletion and amortization	213	476	464	4,173
Impairment of proved property	1,961	-	1,961	-
Casualty (gain) loss	(111)	-	1,023	-
Lease operating expenses	58	128	322	433
Management fees to affiliate	151	287	613	930
Other operating expenses	7	4	31	11
General and administrative expenses	82	89	339	190
Total expenses	2,653	1,220	5,053	12,825

Loss from operations	(2,287)	(400)	(3,400)	(7,616)
Other Income
Interest income	119	234	401	680
Net loss	$(2,168)	$(166)	$(2,999)	$(6,936)

Operating Revenues. Oil and gas revenues for the three and nine months ended September 30, 2007 were approximately $0.4 million and $1.7 million, respectively.  Oil and gas revenues for the three and nine months ended September 30, 2006 were approximately $0.8 million and $5.2 million, respectively.  The decrease in oil and gas revenues is due to a decline in the production from the ST77 #4 well.  The ST77 #5 well had minimal production during the first quarter of 2007 and in March 2007 ceased production completely.  ST77 well #5 will be brought back on production once it is recompleted into the third intermediate reservoir.  Declining production volumes for the ST77 wells were partially offset by the start-up of production for the Main Pass 275 well and higher gas prices.

Natural gas prices decreased during the third quarter of 2007 as compared to the third quarter of 2006, from approximately $6.93 per MCF to $6.30 per MCF.  Oil prices during the third quarter of 2007 averaged approximately $75.59 per barrel as compared to $70.62 per barrel for the third quarter of 2006.

Operating and Other Expenses

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006
	(in thousands)
West Cameron 103	$-	$-	$-	$4
Main Pass 155	-	-	(11)	11
East Cameron 48	-	60	-	89
East Breaks 157	-	(5)	8	1,788
Ship Shoal 81	225	-	225	-
West Cameron 78/95	67	181	78	5,196
	$292	$236	$300	$7,088

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2007 was approximately $0.2 million and $0.5 million respectively.  Depletion and amortization for the three and nine months ended September 30, 2006 were approximately $0.5 million and $4.2 million respectively.  This decrease is the result of decreased production volumes for the ST77 wells in 2007 compared to 2006, partially offset by the commencement of depletion on the Main Pass 275 well.

Impairment of Proved Property  Impairment of proved properties for the three and nine months ended September 30, 2007 was $2.0 million relating to the Fund’s investment in the Eugene Island 337 lease block.  There were no impairments in the 2006 comparative periods.  Natural gas and oil reserve quantities used to calculated impairment represent internal estimates only.  Under successful efforts accounting, reserve estimates are used to calculate cash flows as well as depletion rates.  Proved reserves and future net cash flows are estimated using sales prices estimated to be in effect as of the date of the reserve estimate calculation.  Oil and natural gas prices, which have fluctuated widely in recent years, affect the future revenues. Any estimates of natural gas and oil reserves and their values are inherently uncertain, including many factors beyond the Fund’s control.

Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment.  Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors.  Revisions to estimated reserves could have a material affect on balances recorded as proved properties. In accordance with SFAS 144, the Fund recorded impairment loss based upon the current reserve estimates.

Casualty Loss.  For the three and nine months ended September 30, 2007 the Fund recorded a casualty gain of $0.1 million and loss of $1.0 million, respectively, related to the West Cameron 78/95 insurance claim.  Based on prior discussions with its insurance carriers, the Fund had reduced its estimates related to the recoverability of certain of its costs associated with this claim.  To date, the Fund has recorded a total casualty loss of $1.2 million related to its portion of the deductible for casualty losses associated with West Cameron 78/95, as well as a revision to its estimate of recoverable costs.  The Fund incurred recovery expenses of $2.7 million for West Cameron 78/95, of which the Fund expects to recover $1.5 million from its insurance carrier in the fourth quarter of 2007.

Lease Operating Expenses.  Lease operating expenses represent the day to day cost of operating and maintaining wells and related facilities. For the three and nine months ended September 30, 2007, lease operating expenses were approximately $0.1 million and $0.3 million, respectively.  For the three and nine months ended September 30, 2006 lease operating expenses were approximately $0.1 million and $0.4 million, respectively.

Management Fee.  The Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.  Effective September 1, 2006, the Manager changed its policy regarding the annual management fee whereby the management fee was be equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  On September 1, 2007, the Manager has elected cease collecting their management fee for the remained of the life of the Fund.  Management fees for the three and nine months ended September 30, 2007 were approximately $0.2 million and $0.6 million, respectively.  Management fees for the three and nine months ended September 30, 2006 were approximately $0.3 million and $0.9 million, respectively.

General and Administrative Expenses.  Accounting, legal, and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to well control insurance and production insurance.  The directors and officers’ liability policy is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager.  The significant increase in insurance expense for the nine months ended September 30, 2007 as compared to the same period in 2006 is a result of increased drilling activities of the Fund primarily related to Main Pass 275 and the LLOG projects.  There was a slight decrease in the insurance expense for the three months ended September 30, 2007, as compared to the prior year’s period as a result of the timing of drilling activities.

The following table summarizes general and administrative expenses.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Accounting and legal fees	$37	$34	$135	$119
Insurance	42	54	199	68
Other general and administrative expenses	3	1	5	3
	$82	$89	$339	$190

Interest Income.  Interest income for the three and nine months ended September 30, 2007 was approximately $0.1 million and $0.4 million, respectively.  Interest income for the three and nine months ended September 30, 2006 was approximately $0.2 million and $0.7 million, respectively.  Declining cash balances in 2007 offset by increased interest rates resulted in a decrease in interest income for the three and nine months ended September 30, 2007.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2007 and 2006 were approximately $0.9 million and $9.8 million, respectively.  The nine months ended September 30, 2007 primarily related to production revenue received of $1.7 million, interest income of $0.4 million and favorable working capital of $0.1 million, offset by management fees of $0.6 million, lease and other operating expenses of $0.4 million and general and administrative expenses of $0.3 million.  For the nine months ended September 30, 2006, cash revenue was approximately $10.6 million and interest income was $0.7 million, both of which were partially offset by management fees of $1.0 million and operating and general and administrative fees of $0.6 million.  The significant decrease in 2007 operating cash flows is primarily the result of lower production volumes causing a decrease in revenue receipts.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2007 and 2006 were approximately $5.2 million and $8.9 million, respectively, primarily related to capital expenditures for oil and gas properties. Investing activities relate to the actual purchase of wells, infrastructure and other capital items unrelated to operating activities occurring after a well has begun producing.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2007 and 2006 were approximately $1.2 million and $8.1 million, respectively, related to distributions to shareholders and the Manager.  The significant decrease in distributions is directly related to the decrease in production of the ST77 wells.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2007, such estimated capital expenditures approximate $5.4 million, all of which is expected to be paid out of unspent cash within the following 12 months.

The table below presents exploration and development capital expenditures incurred to date for projects currently drilling or expected to be drilled in the near future as well as their estimated budgeted amounts for the next twelve months.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Lease Block	Spent through September 30, 2007	To be Spent Next 12 Months
	(in thousands)
Eugene Island 337 (i)	$3,985	$875
Ship Shoal 81(ii)	456	43
South Marsh Island 111 (v)	711	1,704
Vermilion 344 (iv)	647	990
West Delta 67 (iii)	23	1,072
West Delta 68 (iv)	845	288
South Timbalier 77 Recompletion	-	380
	$6,667	$5,352

(i)	Project successful, production expected 4th quarter of 2007.
(ii)	Dry hole, October 2007. Amounts spent through September 30, 2007 inclusive of $0.2 million advance to Operator, included in other current assets.
(iii)	Drilling expected 4th quarter 2007.
(iv)	Project successful, production expected in 1st quarter 2008.
(v)	Project successful, production expected in 2nd quarter 2008.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. Effective September 1, 2007, the Manager has elected to cease collecting their management fee for the remaining life of the Fund.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators.  On behalf of the Fund, as well as the other working interest owners, the Operator will enter into various contractual commitments pertaining to exploration, development and production activities.  Pursuant to the terms of the operating agreement, the Operator has the authority to enter into such contracts and the Fund does not execute or negotiate any such contracts.  No contractual obligations exist at September 30, 2007 and December 31, 2006 pursuant to agreements executed directly by the Fund.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Fund maintains "disclosure controls and procedures", as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 14, 2007			RIDGEWOOD ENERGY L FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2007
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)