Form 10-Q
period 2008-03-31
Ridgewood Energy L Fund LLC
filed 2008-05-14
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

There is no market for the shares.  As of May 14, 2008 there are 350.1081 shares outstanding.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,133	$8,506
Production receivable	512	220
Due from affiliates (Note 6)	13	497
Other current assets	53	189
Total current assets	7,711	9,412
Salvage fund	1,174	1,165
Oil and gas properties:
Unproved properties	2,663	3,738
Proved properties	17,698	15,444
Less: accumulated depletion and amortization	(13,494)	(13,108)
Total oil and gas properties, net	6,867	6,074
Total assets	$15,752	$16,651
Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,022	$1,184
Accrued expenses payable	50	80
Total current liabilities	1,072	1,264

Asset retirement obligations	491	417
Total liabilities	1,563	1,681
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,741)	(1,651)
Retained earnings	1,171	1,152
Manager's total	(570)	(499)
Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(9,867)	(9,356)
Accumulated deficit	(21,273)	(21,074)
Shareholders' total	14,759	15,469
Total members' capital	14,189	14,970
Total liabilities and members' capital	$15,752	$16,651

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended March 31,
	2008	2007
Revenue
Oil and gas revenue	$765	$436
Expenses
Depletion and amortization	386	45
Dry-hole costs	5	22
Operating expenses	533	145
Management fees to affiliate (Note 6)	-	231
General and administrative expenses	94	140
Total expenses	1,018	583

Loss from operations	(253)	(147)
Other Income
Interest income	73	151
Net (loss) income	$(180)	$4

Manager interest
Net income (loss)	$19	$(10)

Shareholder interest
Net (loss) income	$(199)	$14
Net (loss) income per share	$(568)	$41

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(180)	$4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion and amortization	386	45
Dry-hole costs	5	22
Accretion expense	5	4
Changes in assets and liabilities:
Increase in production receivable	(292)	(102)
Decrease in due from operators	-	247
Increase in due from affiliate	(7)	-
Decrease (increase) in other current assets	24	(15)
Increase in due to operators	270	33
Increase in due to affiliates	-	17
(Decrease) increase in accrued expenses payable	(30)	62
Net cash provided by operating activities	181	317

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(20)
Capital expenditures for oil and gas properties	(1,435)	(3,003)
Proceeds from insurance receivable	491	-
Salvage fund investments	(9)	(9)
Net cash used in investing activities	(953)	(3,032)

Cash flows from financing activities
Distributions paid	(601)	(719)
Net cash used in financing activities	(601)	(719)
Net decrease in cash and cash equivalents	(1,373)	(3,434)
Cash and cash equivalents, beginning of period	8,506	13,215
Cash and cash equivalents, end of period	$7,133	$9,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 6 and 8).

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At March 31, 2008 and December 31, 2007, bank balances, inclusive of the salvage fund, exceeded federally insured limits by approximately $7.0 million and $5.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investment in Marketable Securities

At times the Fund may invest in United States Treasury Bills and Notes.  These investments are considered short-term when their maturities are greater than three months and on year or less, and long-term when their maturities are in excess of twelve months.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  At March 31, 2008 and December 31, 2007, the Fund had held-to-maturity investments, inclusive of the salvage fund, totaling $1.1 million, which mature in February 2012.

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

Oil and Natural Gas Properties

Investments in oil and natural gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

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

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the units-of-production method.

As of March 31, 2008, amounts recorded in due to operators totaling $0.7 million related to the acquisition of oil and natural gas property, which was paid during the second quarter of 2008.

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

Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.  The table below presents changes for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of period	$417	$349
Liabilities incurred	69	109
Liabilities settled	-	(59)
Accretion expense	5	18
Balance - End of period	$491	$417

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

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized and a production receivable is recorded when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle).

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded. As of March 31, 2008 and December 31, 2007, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months ended March 31, 2008 and 2007, no impairments have been recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities.   On January 1, 2008, the Fund adopted SFAS 157 for financial assets and liabilities.  See Note 7 for related disclosure.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

The following table reflects the net changes in unproved properties for the three months ended March 31, 2008 and for the year ended December 31, 2007.  The Fund had one property, Vermilion 344, with capitalized expenditures in excess of  one year.  This project has been deemed a success, and production facilities are being completed, with production expected during the second quarter of 2008. Capitalized costs related to this project at March 31, 2008 and December 31, 2007 were $1.3 million and $0.9 million, respectively.

	March 31, 2008	December 31, 2007
	(in thousands)
Balance, beginning of the period	$3,738	$3,670
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,111	5,873
Reclassification to proved properties based on the determination of proved reserves	(2,186)	(5,805)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of the period	$2,663	$3,738

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three months ended March 31, 2008, the West Cameron 78/95 project received credits from the Operator upon review and audit of the well costs.  Dry-hole costs are detailed in the table below.

	Three months ended March 31,
Lease Block	2008	2007
	(in thousands)
Ship Shoal 81	$6	$-
East Breaks 157	1	8
Main Pass 155	-	1
West Cameron 78/95	(2)	13
	$5	$22

5.	Distributions

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

The shareholders received distributions of $0.5 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

The Manager received distributions of $0.1 million in each of the three months ended March 31, 2008 and 2007.

6.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, prior to September 1, 2006, the Manager received an annual management fee, payable monthly, of 2.5% of total capital contributions.  Effective September 1, 2006, the Manager changed its policy regarding the annual management fee whereby the management fee was equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  Beginning on September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Management fees of $0.2 million were incurred for the three months ended March 31, 2007.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $20 thousand, which were included in general and administrative expenses for the three months ended March 31, 2008.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At March 31, 2008 and December 31, 2007, the Fund was owed $13 thousand and $0.5 million, respectively, related to insurance proceeds and revenue allocations.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

As of March 31, 2008 and December 31, 2007, the carrying values of cash and cash equivalents, salvage fund, production receivable and accrued expenses approximated fair value.

In accordance with SFAS 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8.	Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had committed to spend an additional $0.6 million relating to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy L Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on the Fund’s financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.   No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 27, 2004 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager has received an annual management fee, as of September 1, 2007, the Manager has elected to cease collecting its management fee for the remainder of the life of the Fund. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators (the “Operators”) for the management of all exploration, development and producing operations, as appropriate.  The Manager participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells. Six wells have been determined to be dry holes, eight wells have been determined successful, and one well is currently drilling. Of the successful wells, three wells are currently producing, four are expected to come on production during 2008 and one well has been fully depleted.

Successful Properties / Currently Drilling

High Island 138
In March 2008, the Fund acquired a 2.5% working interest in the High Island 138 project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator.  Through March 31, 2008, the Fund has spent $0.3 million related to this property, for which the total estimated budget is $1.2 million.  Results for this project are expected in May 2008.

Main Pass 275
In late 2006, the Fund acquired a 10% interest in the Main Pass 275 project from Newfield, Inc. (“Newfield”).  In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”).  At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property.  The well was declared a commercial success in February 2007 and began producing in late April 2007.  The total cost of this property was $1.9 million.

Eugene Island 337
In 2006, the Fund acquired a 13.33% ownership in Eugene Island 337 from Devon Energy Corporation (“Devon”), the operator.  The property was determined to be a commercial success in July 2006.  The total cost of this property was $4.0 million, of which impairment costs totaling $3.3 million were recorded during the year ended December 31, 2007.  No impairments were taken on this well during the three months ended March 31, 2008 and 2007.

South Timbalier 77
In 2004, the Fund acquired from Millennium Offshore Group (“MOGI”) a 20% working interest in the South Timbalier 77.  MOGI sold its interest to ATP Oil and Gas Corporation (“ATP”), the operator.  The property was shut-in during 2007.  During the three months ended March 31, 2008, ATP completed a workover, at a cost of $0.3 million, and South Timbalier 77 resumed production in February 2008.  As of March 31, 2008 total unamortized costs related to South Timbalier 77 were $0.2 million, which the Fund fully anticipates to recover based upon current reserve estimates and prevailing market prices.

LLOG Projects
In October 2006, the Fund acquired a 7.5% working interest in each of six exploratory wells to be drilled by LLOG off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells have been determined to be successful, are undergoing completion, and production is expected during the second and third quarters of 2008.  The total budget for these projects is approximately $6.6 million, of which $4.5 million has been spent at March 31, 2008.

Results of Operations

The following review of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$765	$436
Expenses
Depletion and amortization	386	45
Dry-hole costs	5	22
Operating expenses	533	145
Management fees to affiliate	-	231
General and administrative expenses	94	140
Total expenses	1,018	583

Loss from operations	(253)	(147)
Other Income
Interest income	73	151
Net (loss) income	$(180)	$4

Oil and Gas Revenue. During the three months ended March 31, 2008, the Fund had three producing wells, South Timbalier 77, Main Pass 275, and Eugene Island 337, which came onto production in August 2005, April 2007 and November 2007, respectively.  During the three months ended March 31, 2007, the Fund had one producing well.  Oil and gas revenue for the three months ended March 31, 2008 was $0.8 million, a $0.3 million increase from the three months ended March 31, 2007.  The increase is attributable to a net increase in production and sales volumes totaling $0.1 million and the impact of increased average prices totaling $0.2 million.  The increase in production volumes was attributable to an increase in gas volumes totaling $0.2 million, partially offset by a decrease in oil volumes totaling $0.1 million.

Oil prices during the three months ended March 31, 2008 averaged approximately $102 per barrel as compared to $59 per barrel for the three months ended March 31, 2007.  During the three months ended March 31, 2008, oil production was 2,900 barrels compared to 3,900 barrels during the three months ended March 31, 2007.  The decrease was attributable to the South Timbalier 77 well, which was shut-in during the second half of 2007 and resumed production at significantly reduced rates in 2008.   The South Timbalier 77 well is nearing the end of its production life and is expected to be fully depleted during the second quarter 2008.

During the three months ended March 31, 2008, natural gas prices averaged approximately $9.74 per mcf inclusive of processing revenues, compared to approximately $7.46 per mcf during the three months ended March 31, 2007.  Natural gas production during the three months ended March 31, 2008 was approximately 48 thousand mcf, compared to 28 thousand mcf, during the three months ended March 31, 2007. The increase was primarily a result of the onset of production of Main Pass 275 and Eugene Island 337,  partially offset by the declined production of South Timbalier 77.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2008 and 2007 was $0.4 million and $45 thousand, respectively.  The increase in depletion and amortization resulted from increased production due to the Main Pass 275 and Eugene Island 337 wells coming on production in April 2007 and November 2007, respectively, partially offset by a decline in production for the South Timbalier 77 well.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs. During the three months ended March 31, 2008, the West Cameron 78/95 project received credits from the Operator upon review and audit of the well costs.

	Three months ended March 31,
Lease Block	2008	2007
	(in thousands)
Ship Shoal 81	$6	$-
East Breaks 157	1	8
Main Pass 155	-	1
West Cameron 78/95	(2)	13
	$5	$22

Operating Expenses.  Operating expenses represent the cost of operating and maintaining wells and related facilities, geological costs and accretion expense. For the three months ended March 31, 2008 and 2007, operating expenses were $0.5 million and $0.1 million, respectively.  The increase for three months ended March 31, 2008 is attributable to $0.3 million of workover costs associated with the South Timbalier 77 well as well as the onset of  production of Main Pass 275 and Eugene Island 337.

Management Fee.  Management fees for the three months ended March 31, 2007 were $0.2 million.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Beginning on September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive  its management fee.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended March 31,
	2008	2007
	(in thousands)
Accounting and legal fees	$47	$55
Insurance	23	83
Management reimbursement and other	24	2
	$94	$140

Accounting, legal, and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager.  The decrease in insurance expense for the three months ended March 31, 2008 primarily relates to the timing of the drilling activities of the LLOG projects, which primarily occurred in the first quarter of 2007.  Management reimbursement and other expenses for the three months ended March 31, 2008, relate to a reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Funds behalf, in addition to trust fees.

Interest Income.  Interest income is comprised of interest earned on money market accounts and short-term investments in U.S. Treasury securities.  Interest income for the three months ended March 31, 2008 and 2007 was $0.1 million and $0.2 million, respectively.  The decrease was attributable to a decrease in the average outstanding balances earning interest due to property expenditures during the period.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2008 were $0.2 million, primarily related to revenue receipts of $0.5 million, interest received of $0.1 million and favorable working capital of $0.2 million, which is principally attributable to unpaid operating expenses relating to the South Timbalier 77 well.  These amounts were partially offset by operating expenses of $0.5 million, and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2007 were $0.3 million, primarily related to revenue receipts of $0.3 million and interest received of $0.2 million and favorable working capital of $0.2 million, partially offset by management fees of $0.2 million, operating expenses of $0.1 million, and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2008 were $1.0 million primarily related to capital expenditures for oil and gas properties of $1.4 million, partially offset by the receipt of insurance proceeds of $0.5 million.

Cash flows used in investing activities for the three months ended March 31, 2007 were $3.0 million primarily related to capital expenditures for oil and natural gas properties.

Financing Cash Flows
Cash flows used in financing activities for three months ended March 31, 2008 were $0.6 million related to distributions paid to the Manager and to the Shareholders.

Cash flows used in financing activities for the three months ended March 31, 2007 were $0.7 million related to distributions paid to the Manager and to the Shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2008, the Fund had commitments related to authorizations for expenditures totaling $0.6 million for properties.   If the properties were to be successful, the Fund would make additional expenditures totaling $2.4 million related to the completion of these properties.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2008 operations and capital expenditures with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.

Distributions, if any, are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Fund’s  internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for High Island 138.
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated:	May 14 , 2008			RIDGEWOOD ENERGY L FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 14 , 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)