Form 10-Q
period 2008-06-30
Ridgewood Energy L Fund LLC
filed 2008-08-05
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

There is no market for the shares.  As of August 5, 2008 there are 350.1081 shares outstanding.

Part I - Financial Information
Item 1. Financial Statements
RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,302	$8,506
Production receivable	340	220
Due from affiliates (Note 6)	-	497
Other current assets	49	189
Total current assets	5,691	9,412
Salvage fund	1,181	1,165
Oil and gas properties:
Unproved properties	4,247	3,738
Proved properties	17,911	15,444
Less: accumulated depletion and amortization	(13,779)	(13,108)
Total oil and gas properties, net	8,379	6,074
Total assets	$15,251	$16,651
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$673	$1,184
Accrued expenses payable	45	80
Total current liabilities	718	1,264

Asset retirement obligations	493	417
Total liabilities	1,211	1,681
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,804)	(1,651)
Retained earnings	1,245	1,152
Manager's total	(559)	(499)
Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(10,222)	(9,356)
Accumulated deficit	(21,078)	(21,074)
Shareholders' total	14,599	15,469
Total members' capital	14,040	14,970
Total liabilities and members' capital	$15,251	$16,651

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue
Oil and gas revenue	$694	$851	$1,459	$1,287
Expenses
Depletion and amortization	285	206	671	251
Casualty loss	-	1,134	-	1,134
Operating expenses	75	129	613	296
Management fees to affiliate (Note 6)	-	231	-	462
General and administrative expenses	113	117	207	257
Total expenses	473	1,817	1,491	2,400

Income (loss) from operations	221	(966)	(32)	(1,113)
Other income
Interest income	48	131	121	282
Net income (loss)	$269	$(835)	$89	$(831)

Manager interest
Net income	$74	$65	$93	$55

Shareholder interest
Net income (loss)	$195	$(900)	$(4)	$(886)
Net income (loss) per share	$557	$(2,571)	$(11)	$(2,531)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$89	$(831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and amortization	671	251
Dry-hole costs	(22)	8
Accretion expense	7	9
Casualty loss on oil and gas properties	-	1,134
Changes in assets and liabilities:
Increase in production receivable	(120)	(69)
Decrease in due from operators	-	247
Decrease (increase) in other current assets	39	(25)
Increase (decrease) in due to operators	43	(3)
(Decrease) increase in accrued expenses payable	(35)	24
Net cash provided by operating activities	672	745

Cash flows from investing activities
Capital expenditures for oil and gas properties	(3,332)	(4,386)
Proceeds from affiliate for insurance receivable	491	-
Interest reinvested in salvage fund	(16)	(18)
Net cash used in investing activities	(2,857)	(4,404)

Cash flows from financing activities
Distributions paid	(1,019)	(719)
Net cash used in financing activities	(1,019)	(719)
Net decrease in cash and cash equivalents	(3,204)	(4,378)

Cash and cash equivalents, beginning of period	8,506	13,215
Cash and cash equivalents, end of period	$5,302	$8,837

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy L Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on May 27, 2004 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated July 6, 2004 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 6 and 8).

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At June 30, 2008 and December 31, 2007, bank balances, inclusive of the salvage fund, exceeded federally insured limits by approximately $5.2 million and $5.3 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Salvage Fund
Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2008 and December 31, 2007, the Fund had held-to-maturity investment within its salvage fund totaling $1.1 million.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  The held-to-maturity investment held within the salvage fund at June 30, 2008 matures in February 2012.

Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
Investments in oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund's portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

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

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of June 30, 2008, amounts recorded in due to operators totaling $0.6 million related to the acquisition of oil and gas property, which were paid during the third quarter of 2008.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The table below presents changes in the asset retirement obligations for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of period	$417	$349
Liabilities incurred	69	109
Liabilities settled	-	(59)
Accretion expense	7	18
Balance - End of period	$493	$417

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows.  At June 30, 2008 and December 31, 2007, there were no oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  During the three and six months ended June 30, 2008 and 2007, no impairments were recorded.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities.   On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

As of June 30, 2008, the Fund had two properties, Vermilion 344 and South Marsh Island 111, with capitalized expenditures in excess of one year.  Both projects have been determined to be successful, and production facilities are being completed, with production expected during the fourth quarter of 2008. Capitalized costs related to Vermillion 344 at June 30, 2008 and December 31, 2007 were $1.8 million and $0.9 million, respectively.  Capitalized costs related to South Marsh Island 111 at June 30, 2008 and December 31, 2007 were $1.4 million and $0.9 million, respectively.  The following table reflects the net changes in unproved properties for the six months ended June 30, 2008 and for the year ended December 31, 2007.

	June 30, 2008	December 31, 2007
	(in thousands)
Balance, beginning of the period	$3,738	$3,670
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,695	5,873
Reclassification to proved properties based on the determination of proved reserves	(2,186)	(5,805)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of the period	$4,247	$3,738

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and six months ended June 30, 2008 and the three months ended June 30, 2007, the Fund received credits on certain wells from their respective operators based upon reviews and audits of the well costs by working interest owners.

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund's LLC Agreement, is to be distributed.  Such distributions would be allocated 85% to the shareholders and 15% to the Manager, as required by the Fund's LLC Agreement.

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

Distributions to the Fund’s shareholders during the six months ended June 30, 2008 and 2007 were $0.9 million and $0.6 million, respectively.

Distributions to the Manager during the six months ended June 30, 2008 and 2007 were $0.2 million and $0.1 million, respectively.

6.	Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services, for which the Manager received a management fee.  Effective September 1, 2006, the Manager changed its policy regarding the annual management fee whereby the management fee was equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Beginning on September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Management fees of $0.2 million and $0.5 million were incurred for the three and six months ended June 30, 2007.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $20 thousand and $40 thousand for the three and six months ended June 30, 2008, respectively.  These costs were included in general and administrative expenses for the three and six months ended June 30, 2008.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2008 there were no amounts payable or receivable.  At December 31, 2007, $0.5 million was due from the Manager, related to insurance proceeds and revenue allocations.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

As of June 30, 2008 and December 31, 2007, the carrying values of cash and cash equivalents, salvage fund, production receivable and accrued expenses approximated fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $5.0 million relating to the properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

On May 22, 2006, the Fund reported a claim to its insurance carrier for costs related to insured damages for the West Cameron 78/95 project.  During the fourth quarter 2006, the Fund recorded $2.5 million for insurance recovery receivable related to the project.  During the second quarter 2007, the Fund revised its recovery receivable estimate for the project from $2.5 million to $1.4 million, resulting in an additional casualty loss of $1.1 million for the three and six months ended June 30, 2007.  During the fourth quarter of 2007 and the first quarter of 2008, the Fund received proceeds totaling $1.5 million for the ultimate settlement of this claim.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager has received an annual management fee.  As of September 1, 2007, the Manager has elected to cease collecting its management fee for the remainder of the life of the Fund. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators (the “Operators”) for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of fifteen wells.  Five wells are currently producing and completion efforts are ongoing for three wells.  Six wells have been determined to be dry-holes and one well has been fully depleted.

Successful Properties

Emerald Project
In March 2008, the Fund acquired a 2.5% working interest in the Emerald project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator.  The Emerald project was determined to be a commercial success in May 2008.  Completion efforts are ongoing and production is expected during the second quarter 2009.  Through June 30, 2008, the Fund has spent $1.1 million related to this property, for which the total estimated budget is $5.0 million, which includes the drilling of two additional wells.

LLOG Projects
In October 2006, the Fund acquired a 7.5% working interest in each of six exploratory wells to be drilled by LLOG off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful and completion efforts are ongoing for two wells.  The total budget for these projects is approximately $6.8 million, of which $5.6 million has been spent at June 30, 2008.

South Marsh Island 111	Discovery July 2007; Production expected November 2008
Vermilion 344	Discovery January 2007; Production expected October 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

Currently Producing

Main Pass 275
In late 2006, the Fund acquired a 10% working interest in the Main Pass 275 project from Newfield, Inc. (“Newfield”).  In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”).  At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property.  The well was declared a commercial success in February 2007 and production began in April 2007.  The total cost of this property was $1.9 million.

Eugene Island 337
In 2006, the Fund acquired a 13.33% ownership in Eugene Island 337 from Devon Energy Corporation (“Devon”), the operator.  The property was determined to be a commercial success in July 2006.  The total cost of this property was $4.1 million, of which impairment costs totaling $3.3 million were recorded during the year ended December 31, 2007.  No impairments were taken on this well during the three and six months ended June 30, 2008 and 2007.

South Timbalier 77
In 2004, the Fund acquired from Millennium Offshore Group (“MOGI”) a 20% working interest in the South Timbalier 77 project.  MOGI sold its interest to ATP Oil and Gas Corporation (“ATP”), the operator.  The property was shut-in during 2007.  During the six months ended June 30, 2008, ATP completed a workover, at a cost of $0.3 million, and South Timbalier 77 resumed production in February 2008.  As of June 30, 2008 total unamortized costs related to South Timbalier 77 were $0.2 million, which the Fund fully anticipates to recover based upon current reserve estimates and prevailing market prices.

Results of Operations

The following review of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$694	$851	$1,459	$1,287
Expenses
Depletion and amortization	285	206	671	251
Casualty loss	-	1,134	-	1,134
Operating expenses	75	129	613	296
Management fees to affiliate	-	231	-	462
General and administrative expenses	113	117	207	257
Total expenses	473	1,817	1,491	2,400

Income (loss) from operations	221	(966)	(32)	(1,113)
Other income
Interest income	48	131	121	282
Net income (loss)	$269	$(835)	$89	$(831)

Oil and Gas Revenue. During the three and six months ended June 30, 2008, the Fund had three producing wells, South Timbalier 77, Main Pass 275 and Eugene Island 337, which came onto production in August 2005, April 2007 and November 2007, respectively.  Oil and gas revenue for the three months ended June 30, 2008 was $0.7 million, a $0.2 million decrease from the three months ended June 30, 2007.   The decrease is attributable to a decrease in production and sales volumes totaling $0.4 million, partially offset by the impact of increased average prices totaling $0.2 million.

The Fund’s wells produced approximately 1 thousand barrels of oil during the three months ended June 30, 2008.  During the three months ended June 30, 2007, oil production was approximately 5 thousand barrels.  The Fund’s oil prices averaged $125 per barrel during the three months ended June 30, 2008 compared to $65 per barrel during the three months ended June 30, 2007.

Natural gas production during the three months ended June 30, 2008 was 39 thousand mcf compared to 65 thousand mcf, during the three months ended June 30, 2007.  During the three months ended June 30, 2008, the Fund’s natural gas prices averaged $11.96 per mcf compared to $8.17 per mcf during the three months ended June 30, 2007.

Oil and gas revenue for the six months ended June 30, 2008 was $1.5 million, a $0.2 million increase from the six months ended June 30, 2007.   The increase is attributable to the impact of increased average prices totaling $0.4 million and $0.1 million of increased processing revenue, partially offset by a decrease in production and sales volumes totaling $0.3 million.

The Fund’s wells produced approximately 4 thousand barrels of oil during the six months ended June 30, 2008.  During the six months ended June 30, 2007, oil production was approximately 9 thousand barrels.  The Fund’s oil prices averaged $108 per barrel during the six months ended June 30, 2008 compared to $62 per barrel during the six months ended June 30, 2007.

Natural gas production during the six months ended June 30, 2008 was 86 thousand mcf compared to 91 thousand mcf, during the six months ended June 30, 2007.    During the six months ended June 30, 2008, the Fund’s natural gas prices averaged $10.32 per mcf compared to $8.07 per mcf during the six months ended June 30, 2007.

The decrease in sales volumes for the three and six months ended June 30, 2008 was principally attributable to the decreased production of South Timbalier 77, which is nearing the end of its production life and is expected to be fully depleted by the end of 2008, partially offset by the onset of production of Main Pass 275 and Eugene Island 337.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2008 and 2007 was $0.3 million and $0.2 million, respectively.  Depletion and amortization for the six months ended June 30, 2008 and 2007 was $0.7 million and $0.3 million, respectively. The increases in depletion and amortization resulted from increased production due to the onset of production for Main Pass 275 and Eugene Island 337 in April 2007 and November 2007, respectively, partially offset by a decline in production for the South Timbalier 77 well.

Operating Expenses.  Operating expenses are comprised of geological and geophysical costs associated with the Fund’s acquisition of oil and gas properties and accretion expense related to asset retirement obligations. Operating expenses were $0.1 million for each of the three months ended June 30, 2008 and 2007.  Operating expenses for the six months ended June 30, 2008 and 2007 were $0.6 million and $0.3 million, respectively.  The increase for the six months ended June 30, 2008 is attributable to $0.3 million of workover costs associated with the South Timbalier 77 well as well as the onset of  production of Main Pass 275 and Eugene Island 337.

Management Fees to Affiliate.  Management fees for the three and six months ended June 30, 2007 were $0.2 million and $0.5 million, respectively.  Beginning on September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.

Casualty Loss.  For the three and six months ended June 30, 2007, the Fund recorded casualty losses of $1.1 million related to the West Cameron 78/95 insurance claim.  There was no casualty loss recorded during the three and six months ended June 30, 2008. On May 22, 2006, the Fund reported a claim to its insurance carrier for costs related to insured damages for the West Cameron 78/95 project.  During the fourth quarter 2006, the Fund recorded $2.5 million for insurance recovery receivable related to the project.  During the second quarter 2007, the Fund revised its recovery receivable estimate for the project from $2.5 million to $1.4 million, resulting in an additional casualty loss of $1.1 million for the three and six months ended June 30, 2007.  During the fourth quarter of 2007 and the first quarter of 2008, the Fund received proceeds totaling $1.5 million for the ultimate settlement of this claim.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Accounting fees	$36	$43	$83	$98
Insurance	56	74	79	157
Management reimbursement and other	21	-	45	2
	$113	$117	$207	$257

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager.  Management reimbursement and other expenses for the three and six months ended June 30, 2008 and 2007, relate to reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Funds behalf, in addition to trust fees.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents.  Interest income for the three months ended June 30, 2008 and 2007 was $48 thousand and $0.1 million, respectively.  Interest income for the six months ended June 30, 2008 and 2007 was $0.1 million and $0.3 million, respectively.  The decreases during the three and six months ended June 30, 2008 were attributable to decreases in the average outstanding balances earning interest due to property expenditures during the period, coupled with lower interest rates.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2008 were $0.7 million, primarily related to revenue receipts of $1.3 million, interest received of $0.1 million and favorable working capital of $0.1 million.  These amounts were partially offset by operating expenses of $0.6 million, and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2007 were $0.7 million, primarily related to revenue receipts of $1.2 million, interest received of $0.3 million, $0.2 million of refunded MMS royalties and favorable working capital of $0.1 million, partially offset by management fees of $0.5 million, operating expenses of $0.3 million, and general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2008 were $2.9 million primarily related to capital expenditures for oil and gas properties of $3.3 million, partially offset by the receipt of insurance proceeds of $0.5 million.  Additionally in the six months ended June 30, 2008, the Fund increased its salvage fund investments by $16 thousand, which consisted of the interest earned on this fund.

Cash flows used in investing activities for the six months ended June 30, 2007 were $4.4 million primarily related to capital expenditures for oil and natural gas properties.  In the six months ended June 30, 2007, the Fund increased its salvage fund investments by $18 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2008 were $1.0 million related to distributions paid to the Manager and shareholders.

Cash flows used in financing activities for the six months ended June 30, 2007 were $0.7 million related to distributions paid to the Manager and shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2008, the Fund had commitments related to participation agreements totaling $5.0 million for properties.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations including capital expenditures with existing cash on-hand and income earned from its cash and cash equivalents.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at June 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Emerald Project (previously filed).
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated:	August 5, 2008			RIDGEWOOD ENERGY L FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)