Form 10-Q
period 2008-09-30
Ridgewood Energy L Fund LLC
filed 2008-11-07
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

There is no market for the shares.  As of November 7, 2008 there are 350.1081 shares outstanding.

Part I - Financial Information
Item 1. Financial Statements
RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,501	$8,506
Production receivable	86	220
Due from affiliates (Note 6)	-	497
Other current assets	163	189
Total current assets	4,750	9,412
Salvage fund	1,188	1,165
Oil and gas properties:
Unproved properties	3,166	3,738
Proved properties	19,317	15,444
Less: accumulated depletion and amortization	(14,048)	(13,108)
Total oil and gas properties, net	8,435	6,074
Total assets	$14,373	$16,651
LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$289	$1,184
Accrued expenses payable	68	80
Total current liabilities	357	1,264

Asset retirement obligations	523	417
Total liabilities	880	1,681
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(1,927)	(1,651)
Retained earnings	1,316	1,152
Manager's total	(611)	(499)
Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(10,921)	(9,356)
Accumulated deficit	(20,874)	(21,074)
Shareholders' total	14,104	15,469
Total members' capital	13,493	14,970
Total liabilities and members' capital	$14,373	$16,651

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue
Oil and gas revenue	$685	$366	$2,144	$1,653
Expenses
Depletion and amortization	269	213	940	464
Dry-hole costs	(23)	292	(45)	300
Impairment of proved property	-	1,961	-	1,961
Casualty (gain) loss	-	(111)	-	1,023
Operating expenses	122	65	757	353
Management fees to affiliate (Note 6)	-	151	-	613
General and administrative expenses	75	82	282	339
Total expenses	443	2,653	1,934	5,053

Income (loss) from operations	242	(2,287)	210	(3,400)
Other income
Interest income	33	119	154	401
Net income (loss)	$275	$(2,168)	$364	$(2,999)

Manager interest
Net income (loss)	$71	$(31)	$164	$24

Shareholder interest
Net income (loss)	$204	$(2,137)	$200	$(3,023)
Net income (loss) per share	$582	$(6,104)	$571	$(8,634)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$364	$(2,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and amortization	940	464
Dry-hole costs	(45)	300
Impairment of proved property	-	1,961
Accretion expense	9	13
Casualty loss on oil and gas properties	-	1,023
Changes in assets and liabilities:
Decrease in production receivable	134	23
Decrease in due from affiliate	6	-
(Increase) decrease in other current assets	(86)	166
Increase (decrease) in due to operators	33	(18)
Decrease in accrued expenses payable	(12)	(71)
Net cash provided by operating activities	1,343	862

Cash flows from investing activities
Capital expenditures for oil and gas properties	(3,975)	(5,189)
Proceeds from insurance recovery	491	-
Interest reinvested in salvage fund	(23)	(39)
Net cash used in investing activities	(3,507)	(5,228)

Cash flows from financing activities
Distributions paid	(1,841)	(1,159)
Net cash used in financing activities	(1,841)	(1,159)
Net decrease in cash and cash equivalents	(4,005)	(5,525)

Cash and cash equivalents, beginning of period	8,506	13,215
Cash and cash equivalents, end of period	$4,501	$7,690

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy L Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on May 27, 2004 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated July 6, 2004 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits.  At September 30, 2008 and December 31, 2007, bank balances, inclusive of the salvage fund, exceeded federally insured limits by $4.4 million and $5.3 million, respectively. At September 30, 2008, $2.4 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury bills and notes.  The Fund maintains bank deposits with accredited financial institutions.  Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The held-to-maturity investment held within the salvage fund at September 30, 2008 matures in February 2012.

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

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred.  Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense.  Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.  The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of September 30, 2008, amounts recorded in due to operators totaling $0.2 million related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s right, title and interest.  The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The table below presents changes in the asset retirement obligations for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
	(in thousands)
Balance - Beginning of period	$417	$349
Liabilities incurred	97	50
Liabilities settled	-	-
Accretion expense	9	18
Balance - End of period	$523	$417

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows

Impairment of Long-Lived Assets
In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset or the estimated fair value of the asset.

At September 30, 2007, the Fund recorded an impairment loss of $2.0 million related to the Eugene Island 337 lease block based upon futures pricing on the date of the calculation.  When the well began producing in November 2007, the production flow rate was lower than originally expected, and as such, internal engineering estimates of the proved reserves were prepared.  An analysis of such estimates, utilizing sales prices in effect as of the date of the reserve calculation, resulted in impairment in accordance with SFAS No. 144.  There were no impairments recorded during the three and nine months ended September 30, 2008.

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

At September 30, 2008, the Fund had two properties, Vermilion 344 and South Marsh Island 111, with capitalized expenditures in excess of one year.  Both projects have been determined to be successful, and production facilities are being completed, with production expected during the fourth quarter of 2008. Capitalized exploratory well costs related to Vermillion 344 at September 30, 2008 and December 31, 2007 were $1.8 million and $0.9 million, respectively.  Capitalized exploratory well costs related to South Marsh Island 111 at September 30, 2008 and December 31, 2007 were $1.4 million and $0.9 million, respectively.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and for the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
	(in thousands)
Balance, beginning of the period	$3,738	$3,670
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,695	5,873
Reclassification to proved properties based on the determination of proved reserves	(3,267)	(5,805)
Capitalized exploratory well costs charged to dry-hole costs	-	-
Balance, end of the period	$3,166	$3,738

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, the Fund received credits on certain wells from their respective operators based upon reviews and audits of the wells’ costs by working interest owners. Dry-hole costs, inclusive of credits, are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007
	(in thousands)
Ship Shoal 81	$(3)	$225	$8	$225
East Breaks 157	-	-	1	8
Main Pass 155	-	-	-	(11)
East Cameron 48	(20)	-	(51)	-
West Cameron 78/95	-	67	(3)	78
	$(23)	$292	$(45)	$300

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager determines whether available cash from operations, as defined in the Fund's LLC Agreement, is to be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the Fund's LLC Agreement.

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

Distributions to the Fund’s shareholders during the nine months ended September 30, 2008 and 2007 were $1.6 million and $1.0 million, respectively. Distributions to the Manager during the nine months ended September 30, 2008 and 2007 were $0.3 million and $0.2 million, respectively.

6.	Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services, for which the Manager is entitled to receive a management fee.  Effective September 1, 2006, the Manager changed its policy regarding the annual management fee whereby the management fee was equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Beginning on September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Management fees of $0.2 million and $0.6 million were incurred for the three and nine months ended September 30, 2007.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $20 thousand and $60 thousand for the three and nine months ended September 30, 2008, respectively, which were included in general and administrative expenses.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2008 there were no such amounts outstanding.  At December 31, 2007, $0.5 million was due from the Manager, related to insurance proceeds and revenue allocations.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

As of September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, salvage fund, production receivable and accrued expenses approximated fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $2.2 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

During the second quarter 2007, the Fund reduced its estimated recoveries and insurance receivable related to a claim for insured damages by $1.1 million to $1.4 million.  The Fund reached a final settlement with its insurance carrier in the amount of $1.5 million in connection with this claim.  Accordingly, the Fund recorded a casualty gain of $0.1 million for the three months ended September 30, 2007 and a casualty loss of $1.0 million for the nine months ended September 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy L Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 27, 2004 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”), a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager has received an annual management fee.  As of September 1, 2007, the Manager elected to waive its management fee for the remaining life of the Fund. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators (the “Operators”) for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of fifteen projects.  Completion efforts are ongoing for three projects and five projects are currently producing.  Six projects have been determined to be dry-holes and one project has been fully depleted.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities.  However, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months.  Accordingly, several of the Fund’s producing properties generated little or no revenue during the month of September and one of the Fund’s wells will be offline for a period of several months.  The reserves associated with these properties remain intact and the value of the properties is recoverable, however, the delay in production and revenue will result in the delay in the payment of distributions related to certain properties.

Successful Properties

Emerald Project
In March 2008, the Fund acquired a 2.5% working interest in the Emerald project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator.  The Emerald project was determined to be a commercial success in May 2008 and has been completed.  The Operator is currently constructing facilities and related infrastructure and production is expected during the first quarter 2009.  Through September 30, 2008, the Fund has spent $1.3 million related to this property, for which the total estimated budget is $2.5 million, which includes the drilling of two additional wells.

LLOG Projects
In October 2006, the Fund acquired a 7.5% working interest in each of six exploratory wells to be drilled by LLOG, the operator off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful and completion efforts are ongoing for two wells.  The total budget for these projects is approximately $6.7 million, of which $5.7 million has been spent at September 30, 2008.

South Marsh Island 111	Discovery July 2007; Production expected December 2008
Vermilion 344	Discovery January 2007; Production expected November 2008
West Delta 68	Discovery March 2007; Production commenced July 2008; shut-in for approximately three weeks during September 2008 due to hurricane activity
West Delta 67	Discovery November 2007; Production commenced July 2008; shut-in for approximately three weeks during September 2008 due to hurricane activity

Main Pass 275
In late 2006, the Fund acquired a 10% working interest in the Main Pass 275 project from Newfield, Inc. (“Newfield”), the operator.  In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”), the operator.  At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property.  The well was declared a commercial success in February 2007 and production began in April 2007.  Due to hurricane activity, this well did not produce for approximately three weeks during late-August 2008 and early-September 2008.  Production resumed for Main Pass 275 in mid-September 2008.  The total cost of this property was $1.9 million.

Eugene Island 337
In 2006, the Fund acquired a 13.33% ownership in Eugene Island 337 from Devon Energy Corporation (“Devon”), the operator.  The property was determined to be a commercial success in July 2006 and production commenced in November 2007.  The total cost of this property was $4.1 million, of which impairment costs totaling $3.3 million were recorded during the year ended December 31, 2007.  No impairments were taken on this well during the three and nine months ended September 30, 2008.

As indicated above in the business update, none of the Fund’s wells, including the Eugene Island 337 well, were materially damaged as a result of recent hurricane activity in the Gulf of Mexico.  However, the pipeline utilized to transport Eugene Island 337’s oil and gas production has suffered damage thereby shutting down production for this well.  As a result, Eugene Island 337 will be been shut-in until the pipeline repairs are completed by its owner.  There is no cost to the Fund related to these repair activities, however, this well will not produce oil and gas or earn revenue during this period.  The Eugene Island 337 well is currently expected to resume production during the first quarter 2009.

South Timbalier 77
In 2004, the Fund acquired a 20% working interest in the South Timbalier 77 project from Millennium Offshore Group (“MOGI”), the operator.  MOGI sold its interest to ATP Oil and Gas Corporation (“ATP”), the operator.  The property was shut-in during 2007.  During the nine months ended September 30, 2008, ATP completed a workover, at a cost of $0.3 million, and South Timbalier 77 resumed production in February 2008.  As of September 30, 2008 total unamortized costs related to South Timbalier 77 were $0.2 million, which the Fund anticipates to recover based upon current reserve estimates and prevailing market prices.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue
Oil and gas revenue	$685	$366	$2,144	$1,653
Expenses
Depletion and amortization	269	213	940	464
Dry-hole costs	(23)	292	(45)	300
Impairment of proved property	-	1,961	-	1,961
Casualty (gain) loss	-	(111)	-	1,023
Operating expenses	122	65	757	353
Management fees to affiliate	-	151	-	613
General and administrative expenses	75	82	282	339
Total expenses	443	2,653	1,934	5,053

Income (loss) from operations	242	(2,287)	210	(3,400)
Other income
Interest income	33	119	154	401
Net income (loss)	$275	$(2,168)	$364	$(2,999)

As previously discussed in “Business Update”, hurricane activity in the third quarter of 2008 did not cause material damage to any of the Fund’s wells or facilities, however, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months.  Accordingly, revenues and depletion and amortization were impacted in late-August 2008 and September 2008 and will continue to be affected during these periods of shut-down.

Oil and Gas Revenue. During the nine months ended September 30, 2008, the Fund had five producing wells, South Timbalier 77, Main Pass 275, Eugene Island 337 and West Delta 67/68 which came onto production in August 2005, April 2007, November 2007 and July 2008, respectively.

Oil and gas revenue for the three months ended September 30, 2008 was $0.7 million, a $0.3 million increase from the three months ended September 30, 2007.   The increase is attributable to an increase in production and sales volumes totaling $0.2 million and the impact of increased average prices totaling $0.1 million.

The Fund’s wells produced 3 thousand barrels of oil during the three months ended September 30, 2008 compared to 1 thousand barrels of oil during the three months ended September 30, 2007.  The Fund’s oil prices averaged $118 per barrel and $76 per barrel during the three months ended September 30, 2008 and 2007, respectively.

Gas production during the three months ended September 30, 2008 was 33 thousand mcf compared to 25 thousand mcf, during the three months ended September 30, 2007.  The Fund’s gas prices averaged $10.08 per mcf and $6.30 per mcf during the three months ended September 30, 2008 and 2007, respectively.

Oil and gas revenue for the nine months ended September 30, 2008 was $2.1 million, a $0.5 million increase from the nine months ended September 30, 2007.   The increase is attributable to the impact of increased average prices totaling $0.6 million, partially offset by a decrease in production and sales volumes totaling $0.1 million.

The Fund’s wells produced 7 thousand barrels of oil during the nine months ended September 30, 2008 compared to 10 thousand barrels during the nine months ended September 30, 2007. The Fund’s oil prices averaged $113 per barrel and $63 per barrel during the nine months ended September 30, 2008 and 2007, respectively.

Gas production during the nine months ended September 30, 2008 was 122 thousand mcf compared to 114 thousand mcf, during the nine months ended September 30, 2007.    The Fund’s gas prices, inclusive of processing revenues, averaged $10.00 per mcf and $7.68 per mcf during the nine months ended September 30, 2008 and 2007, respectively.

The increase in sales volumes for the three months ended September 30, 2008 was attributable primarily to the onset of production of Eugene Island 337, West Delta 68 and West Delta 67, partially offset by hurricane-related decreased production at Main Pass 275.  The decrease in volumes for the nine months ended September 30, 2008 was attributable primarily to a drop-off in production of South Timbalier 77, which is nearing the end of its production life and is expected to be fully depleted by the end of 2008 as well as decreased volumes resulting from the hurricane shut-in of the Fund’s newer wells Main Pass 275, Eugene Island 337, West Delta 68 and West Delta 67.  See “Business Update” for additional discussion.

Depletion and Amortization.  For the three months ended September 30, 2008 and 2007, depletion and amortization was $0.3 million and $0.2 million, respectively.  The increase is due to the onset of production of West Delta 68 and West Delta 67 wells during the third quarter of 2008, partially offset by a hurricane-related decrease in production of the Main Pass 275 well.  For the nine months ended September 30, 2008 and 2007 depletion and amortization was $0.9 million and $0.5 million, respectively. The increase is due to the onset of production for Main Pass 275, Eugene Island 337 and West Delta 67/68 in April 2007, November 2007 and July 2008, respectively, partially offset by a decline in production for the South Timbalier 77 well.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing oil or gas in sufficient quantities to justify completion of the well.  During the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, certain wells received credits from their respective operators upon review and audits of the wells’ costs.  The following table summarizes dry-hole costs, inclusive of credits.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007
	(in thousands)
Ship Shoal 81	$(3)	$225	$8	$225
East Breaks 157	-	-	1	8
Main Pass 155	-	-	-	(11)
East Cameron 48	(20)	-	(51)	-
West Cameron 78/95	-	67	(3)	78
	$(23)	$292	$(45)	$300

Impairment of Proved Property. During the three and nine months ended September 30, 2007, the Fund recorded an impairment loss of $2.0 million related to the Eugene Island 337 lease block.  When the Eugene Island 337 began producing in November 2007, the production flow rate was lower than originally expected, and as such, internal engineering estimates of the proved reserves were prepared.  An analysis of such estimates, utilizing sales prices in effect as of the date of the reserve calculation, resulted in impairment in accordance with the provisions of the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”.  There were no impairments recorded during the three and nine months ended September 30, 2008.

Casualty (Gain) Loss.  During the second quarter 2007, the Fund reduced its estimated recoveries and insurance receivable related to a claim for insured damages by $1.1 million to $1.4 million.  The Fund reached a final settlement with its insurance carrier in the amount of $1.5 million in connection with this claim.  Accordingly, the Fund recorded a casualty gain of $0.1 million in the three months ended September 30, 2007 and a casualty loss of $1.0 million in the nine months ended September 30, 2007.

Operating Expenses.  Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense related to asset retirement obligations, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Lease operating expenses	$120	$28	$377	$289
Workover expenses	-	30	340	33
Geological costs	-	3	31	18
Accretion	2	4	9	13
	$122	$65	$757	$353

Lease operating expenses for the three and nine months ended September 30, 2008 were primarily related to expenditures for the South Timbalier 77 and Main Pass 275 wells and the onset of production of the Eugene Island 337, West Delta 68 and West Delta 67 wells.  Lease operating expenses for the three and nine months ended September 30, 2007 were related to the South Timbalier 77 well and the onset of production of the Main Pass 275 well.  Workover expenses during the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 were attributable to the South Timbalier 77 well.  Geological costs for the nine months ended September 30, 2008 related primarily to the Emerald Project.  Geological costs for the three months ended September 30, 2007 related to the West Delta 67 and South Marsh Island 111 wells and for the nine months ended September 30, 2007 related to South Marsh Island 111, Ship Shoal 81, West Delta 68 and West Delta 67 wells.

Management Fees to Affiliate.  Management fees for the three and nine months ended September 30, 2007 were $0.2 million and $0.6 million, respectively.  Beginning on September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Accounting fees	$30	$37	$113	$135
Insurance	23	42	102	199
Management reimbursement and other	22	3	67	5
	$75	$82	$282	$339

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.  Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing and/or drilling and directors and officer’s liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager.  Management reimbursement and other expenses for the three and nine months ended September 30, 2008 and 2007, relate to reimbursement to the Manager by the Fund for various administrative costs incurred by the Manager on the Funds behalf, in addition to trust fees.

Interest Income.  Interest income is comprised of interest earned on cash and investments.  For the three months ended September 30, 2008 interest income was $33 thousand, an $86 thousand decrease from $119 thousand for the three months ended September 30, 2007.  Interest income for the nine months ended September 30, 2008 was $0.2 million, a $0.2 million decrease from $0.4 million for the nine months ended September 30, 2007.  The decreases are attributable to a reduction in average outstanding balances earning interest due to ongoing capital expenditures during the period, coupled with a reduction in interest rates.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2008 were $1.3 million, primarily related to revenue receipts of $2.3 million coupled with interest received of $0.2 million.  These cash receipts were partially offset by operating expenses of $0.8 million, general and administrative expenses of $0.3 million and prepaid royalties of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2007 were $0.9 million, primarily related to revenue receipts of $1.7 million, interest received of $0.4 million, and favorable working capital of $0.1 million, partially offset by management fees of $0.6 million, operating expenses of $0.4 million, and general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2008 were $3.5 million primarily related to capital expenditures for oil and gas properties of $4.0 million, partially offset by the receipt of insurance proceeds of $0.5 million.  Additionally, the Fund increased its salvage fund investments by $23 thousand, which consisted of interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $5.2 million primarily related to capital expenditures for oil and gas properties.  Additionally, the Fund increased its salvage fund investments by $39 thousand, which consisted of interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2008 were $1.8 million related to distributions paid to the Manager and shareholders.

Cash flows used in financing activities for the nine months ended September 30, 2007 were $1.2 million related to distributions paid to the Manager and shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2008, the Fund had commitments related to participation agreements totaling $2.2 million for its investment properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations including capital expenditures with existing cash on-hand and income earned therefrom.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Dated:	November 7, 2008			RIDGEWOOD ENERGY L FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2008
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)