Form 10-Q
period 2010-03-31
Ridgewood Energy L Fund LLC
filed 2010-05-07
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 7, 2010 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,972	$1,947
Production receivable	128	155
Other current assets	15	27
Total current assets	2,115	2,129
Salvage fund	1,228	1,221

Oil and gas properties:
Proved properties	8,637	8,637
Less: accumulated depletion and amortization	(3,312)	(3,119)
Total oil and gas properties, net	5,325	5,518
Total assets	$8,668	$8,868

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$432	$360
Asset retirement obligations	354	449
Accrued expenses	189	184
Total current liabilities	975	993

Asset retirement obligations	803	799
Total liabilities	1,778	1,792
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(2,386)	(2,345)
Retained earnings	1,596	1,557
Manager's total	(790)	(788)

Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(13,520)	(13,287)
Accumulated deficit	(24,699)	(24,748)
Shareholders' total	7,680	7,864

Total members' capital	6,890	7,076

Total liabilities and members' capital	$8,668	$8,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenue
Oil and gas revenue	$408	$763
Expenses
Depletion and amortization	193	731
Impairment of proved properties	-	516
Operating expenses	73	74
General and administrative expenses	61	74
Total expenses	327	1,395
Income (loss) from operations	81	(632)

Other income
Interest income	7	16
Net income (loss)	$88	$(616)

Manager Interest
Net income	$39	$81

Shareholder Interest
Net income (loss)	$49	$(697)
Net income (loss) per share	$140	$(1,991)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$88	$(616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and amortization	193	731
Impairment of proved property	-	516
Settlement of asset retirement obligation	(95)	(47)
Accretion expense	4	3
Changes in assets and liabilities:
Decrease (increase) in production receivable	27	(160)
Decrease in other current assets	12	62
Increase in due to operators	93	3
Increase in accrued expenses	5	2
Net cash provided by operating activities	327	494

Cash flows from investing activities
Capital expenditures for oil and gas properties	(21)	(738)
Salvage fund investments	(7)	(458)
Net cash used in investing activities	(28)	(1,196)

Cash flows from financing activities
Distributions	(274)	(343)
Net cash used in financing activities	(274)	(343)

Net increase (decrease) in cash and cash equivalents	25	(1,045)

Cash and cash equivalents, beginning of period	1,947	3,656

Cash and cash equivalents, end of period	$1,972	$2,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 6 and 8.

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010, the Fund’s balances exceeded federally insured limits by $1.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.2 million, which mature in December 2010 and February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.2 million and $0.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$1,248	$886
Liabilities incurred	-	244
Liabilities settled	(95)	-
Accretion expense	4	13
Revision to prior estimate	-	105
Balance, end of period	$1,157	$1,248

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. Subsequent to the issuance of the Fund’s December 31, 2009 financial statements, the Fund’s management determined that it had incorrectly classified $449 thousand in long term liabilities that should have been classified as current liabilities related to asset retirement obligations expected to be paid by December 31, 2010.  Accordingly, the accompanying December 31, 2009 balance sheet has been corrected to increase current liabilities – asset retirement obligations and total current liabilities by $449 thousand, and decrease noncurrent liabilities by $449 thousand.  There was no impact on the statements of operations or cash flows.

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

The Fund did not record any impairments to its oil and gas properties during the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Fund recorded impairments totaling $0.5 million related to Vermilion 344 and South Timbalier 77, as a result of lower oil and gas commodity prices and additional asset retirement obligations, respectively.  The fair value of Vermilion 344 was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2010 and December 31, 2009, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  There were no dry-hole costs for the three months ended March 31, 2010 and 2009.

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

Effective September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand for each of the three months ended March 31, 2010 and 2009, respectively, were included in general and administrative expenses.

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

7.	Fair Value Measurements

At March 31, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. At March 31, 2010, the Fund has commitments of $1.6 million that exceed, by $0.4 million, its current available working capital of $1.1 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period.  Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.   No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 27, 2004 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent
	Working	through	Total Estimated
Lease Block	Interest	March 31, 2010	Budget	Status
		(in thousands)
Future and Currently Drilling Projects
Emerald Project well #2	2.5%	$-	$500	Drilling commenced April 2010. Results expected June 2010.
Emerald Project well #3	2.5%	$-	$500	Drilling date to be determined pending results of Emerald Project well #2.
Producing Properties
Emerald Project well # 1	2.5%	$1,684	$1,684	Production commenced February 2009.
Main Pass 275	10.0%	$1,922	$1,932	Production commenced April 2007. A minor recompletion is currently scheduled for 2011 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$2,081	$2,306	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in 2011 at an estimated cost of $0.2 million.
West Delta 68	7.5%	$1,533	$1,818
Production commenced July 2008. Recompletion a
ctivities commenced in April 2010 at an estimated
cost of $21 thousand. An additional recompletion is
currently scheduled for 2011 at an estimated cost of
$0.3 million.

West Delta 67	7.5%	$986	$1,016
Production commenced July 2008. Recompletion
activities commenced in April 2010 at an
estimated cost of $15 thousand. An additional
recompletion is currently scheduled for 2011 at an
estimated cost of $15 thousand.

Results of Operations
The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$408	$763
Expenses
Depletion and amortization	193	731
Impairment of proved properties	-	516
Operating expenses	73	74
General and administrative expenses	61	74
Total expenses	327	1,395
Income (loss) from operations	81	(632)
Other income
Interest income	7	16
Net income (loss)	$88	$(616)

Overview. During the three months ended March 31 2010, the Fund had five producing wells; Main Pass 275 commenced production during 2007, West Delta 67 and West Delta 68 commenced production during 2008 and South Marsh Island 111 and the Emerald Project commenced production in February 2009.  During the three months ended March 31, 2009, the Fund had two additional producing wells, Eugene Island 337 and Vermilion 344, both of which were determined to be fully depleted at December 31, 2009.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2010 was $0.4 million, a $0.4 million decrease from the three months ended March 31, 2009.  The decrease is attributable to a decrease in sales volumes totaling $0.5 million offset by the impact of increased average prices totaling $0.1 million.

Oil sales volumes were 1 thousand barrels and 3 thousand barrels for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel and $38 per barrel during the three months ended March 31, 2010 and 2009, respectively.

Gas sales volumes were 55 thousand mcf and 147 thousand mcf for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s gas prices averaged $5.22 per mcf and $4.41 per mcf during the three months ended March 31, 2010 and 2009, respectively.

The decrease in oil and gas volumes was primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, and to Eugene Island 337 and Vermilion 344, which were fully depleted at December 31, 2009.  These decreases were partially offset by an increase in the number of production days due to the onset of production of South Marsh Island 111 and the Emerald Project in February 2009.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2010 was $0.2 million, a decrease of $0.5 million from the three months ended March 31, 2009.  The decrease resulted from a decrease in production volumes totaling $0.5 million coupled with a decrease in average depletion rates totaling $0.1 million.  The decrease in depletion rates was primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Impairment of Proved Properties.  The Fund did not record any impairments to proved properties during the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Fund recorded impairments totaling $0.5 million related to Vermilion 344 and South Timbalier 77, as a result of lower oil and gas commodity prices and additional retirement obligations, respectively.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Lease operating expense	$69	$71
Accretion	4	3
	$73	$74

Lease operating expense for the three months ended March 31, 2010 and 2009 related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended March 31, 2010, average production cost was $1.17 per mcfe compared to $0.42 per mcfe for the three months ended March 31, 2009.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Accounting fees	$30	$32
Management reimbursement and other	20	22
Insurance expense	11	20
	$61	$74

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Management reimbursement and other expenses relate primarily to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities within the Fund’s salvage fund.  Interest income for the three months ended March 31, 2010 was $7 thousand, a $9 thousand decrease from the three months ended March 31, 2009.  The decrease was a result of a reduction in average outstanding balances earning interest coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2010 were $0.3 million, primarily related to revenue received of $0.4 million and favorable working capital of $0.1 million, partially offset by operating expenses of $0.1 million, general and administrative expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2009 were $0.5 million, primarily related to revenue received of $0.6 million and favorable working capital of $0.1 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $28 thousand, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2009 were $1.2 million, primarily related to capital expenditures for oil and gas properties of $0.7 million and salvage fund investments of $0.5 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2010 were $0.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2009 were $0.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $1.6 million related to its investment properties, of which $0.7 million is expected to be incurred during the next twelve months.

When the Manager makes a decision to participate in an exploratory project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated.  If an exploratory well is deemed a dry hole or if it is determined to be un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom. At March 31, 2010, the Fund has commitments of $1.6 million that exceed, by $0.4 million, its current available working capital of $1.1 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any contracts. No contractual obligations exist at March 31, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson.  Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554.  Discovery is ongoing and a trial date is currently scheduled for May 2010.  Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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

RIDGEWOOD ENERGY L FUND, LLC
Dated:	May 7, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)