Form 10-Q
period 2010-06-30
Ridgewood Energy L Fund LLC
filed 2010-08-05
CIK 1295714

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

As of August 5, 2010 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$928	$1,947
Production receivable	115	155
Other current assets	4	27
Total current assets	1,047	2,129
Salvage fund	1,235	1,221
Oil and gas properties:
Advances to operators for working interests and expenditures	17	-
Proved properties	8,944	8,637
Less: accumulated depletion and amortization	(3,495)	(3,119)
Total oil and gas properties, net	5,466	5,518
Total assets	$7,748	$8,868

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$143	$360
Asset retirement obligations	356	449
Accrued expenses	121	184
Total current liabilities	620	993

Asset retirement obligations	457	799
Total liabilities	1,077	1,792
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(2,418)	(2,345)
Retained earnings	1,615	1,557
Manager's total	(803)	(788)

Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(13,701)	(13,287)
Accumulated deficit	(24,724)	(24,748)
Shareholders' total	7,474	7,864

Total members' capital	6,671	7,076

Total liabilities and members' capital	$7,748	$8,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$293	$695	$701	$1,458
Expenses
Depletion and amortization	183	709	376	1,440
Dry-hole costs	(39)	119	(39)	119
Impairment of proved properties	-	42	-	558
Operating expenses	78	141	151	215
General and administrative expenses	85	74	146	148
Total expenses	307	1,085	634	2,480
(Loss) income from operations	(14)	(390)	67	(1,022)

Other income
Interest income	8	12	15	28
Net (loss) income	$(6)	$(378)	$82	$(994)

Manager Interest
Net income	$19	$65	$58	$146

Shareholder Interest
Net (loss) income	$(25)	$(443)	$24	$(1,140)
Net (loss) income per share	$(71)	$(1,265)	$69	$(3,256)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$82	$(994)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depletion and amortization	376	1,440
Dry-hole costs	(39)	119
Impairment of proved property	-	558
Accretion expense	7	6
Changes in assets and liabilities:
Decrease (increase) in production receivable	40	(85)
Decrease in other current assets	23	83
Decrease in due to operators	(3)	(84)
(Decrease) increase in accrued expenses	(63)	28
Settlement of asset retirement obligation	(449)	(53)
Net cash (used in) provided by operating activities	(26)	1,018

Cash flows from investing activities
Payments to operators for working interests and expenditures	(17)	-
Capital expenditures for oil and gas properties	(475)	(1,070)
Interest reinvested in salvage fund	(14)	(13)
Net cash used in investing activities	(506)	(1,083)

Cash flows from financing activities
Distributions	(487)	(1,042)
Net cash used in financing activities	(487)	(1,042)

Net decrease in cash and cash equivalents	(1,019)	(1,107)

Cash and cash equivalents, beginning of period	1,947	3,656

Cash and cash equivalents, end of period	$928	$2,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $0.6 million, of which $0.5 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.1 million and $1.1 million which mature in December 2010 and February 2012, respectively.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.1 million and $0.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$1,248	$886
Liabilities incurred	7	244
Liabilities settled	(449)	-
Accretion expense	7	13
Revision to prior estimate	-	105
Balance, end of period	$813	$1,248

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. Subsequent to the issuance of the Fund’s December 31, 2009 financial statements, the Fund’s management determined that it had incorrectly classified $449 thousand in long term liabilities that should have been classified as current liabilities related to asset retirement obligations expected to be paid by December 31, 2010.  Accordingly, the accompanying December 31, 2009 balance sheet has been corrected to increase current liabilities – asset retirement obligations and total current liabilities by $449 thousand, and decrease noncurrent liabilities by $449 thousand.  Such amounts were incurred during the three and six months ended June 30, 2010.  There was no impact on the statements of operations or cash flows.

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

During the three months ended June 30, 2009, the Fund recorded impairments totaling $42 thousand related to Eugene Island 337.  During the six months ended June 30, 2009, the Fund recorded impairments totaling $0.6 million related to Vermilion 344 and Eugene Island 337, as a result of lower oil and gas commodity prices, and to South Timbalier 77, as a result of additional asset retirement obligations.  The fair value of Vermilion 344 and Eugene Island 337 was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  The Fund did not record any impairments to its oil and gas properties during the three and six months ended June 30, 2010.

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

4.	Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010 and December 31, 2009, the Fund had no unproved properties.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, the Fund’s properties have not been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $39 thousand for the three and six months ended June 30, 2010 and dry-hole costs of $0.1 million for the three and six months ended June 30, 2009.

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

Effective September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand and $40 thousand for each of the three and six months ended June 30, 2010 and 2009, respectively, were included in general and administrative expenses.

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

At June 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. At June 30, 2010, the Fund has commitments of $1.1 million that exceed, by $0.7 million, its current available working capital of $0.4 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent
	Working	through	Total Estimated
Lease Block	Interest	June 30, 2010	Budget	Status
		(in thousands)
Future Projects
Emerald Project well #3	2.5%	$-	$525	Drilling date to be determined; currently expected in first quarter 2011.
Producing Properties
Emerald Project well # 1	2.5%	$1,644	$1,644	Production commenced February 2009.
Emerald Project well #2	2.5%	$355	$426	Well completed and production commenced July 2010.
Main Pass 275	10.0%	$1,922	$1,932	Production commenced April 2007. Minor recompletion is currently scheduled for 2012 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$2,061	$2,286	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in 2012 at an estimated cost of $0.2 million.
West Delta 67	7.5%	$985	$1,020
Production commenced July 2008. Recompletion activities completed in July 2010 at a cost of $20 thousand. An additional recompletion is currently scheduled for 2011 at an estimated cost of $15 thousand.

West Delta 68	7.5%	$1,554	$1,824
Production commenced July 2008. Recompletion activities completed in July 2010 at a cost of $22 thousand. An additional recompletion is currently scheduled for 2011 at an estimated cost of $0.3 million.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, the Fund’s properties have not been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations
The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$293	$695	$701	$1,458
Expenses
Depletion and amortization	183	709	376	1,440
Dry-hole costs	(39)	119	(39)	119
Impairment of proved properties	-	42	-	558
Operating expenses	78	141	151	215
General and administrative expenses	85	74	146	148
Total expenses	307	1,085	634	2,480
(Loss) income from operations	(14)	(390)	67	(1,022)
Other income
Interest income	8	12	15	28
Net (loss) income	$(6)	$(378)	$82	$(994)

Overview. During the three and six months ended June 30, 2010, the Fund had five producing wells; Main Pass 275 commenced production during 2007, West Delta 67 and West Delta 68 commenced production during 2008 and South Marsh Island 111 and the Emerald Project well #1 commenced production in February 2009.  During the three and six months ended June 30, 2009, the Fund had two additional producing wells, Eugene Island 337 and Vermilion 344, both of which were determined to be fully depleted at December 31, 2009.

During the three and six months ended June 30, 2010 and 2009,  the Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production of the Fund’s wells and by the  impact of temporary shut-ins.  During the three and six months ended June 30, 2010, West Delta 67 and West Delta 68 each underwent recompletions, resulting in temporary shut-ins through July 2010.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2010 was $0.3 million, a $0.4 million decrease from the three months ended June 30, 2009.  The decrease is attributable to decreased sales volumes totaling $0.5 million partially offset by the impact of increased average prices totaling $0.1 million.

Oil sales volumes were 1 thousand barrels and 2 thousand barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $56 per barrel during the three months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 44 thousand mcf and 143 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.30 per mcf and $3.67 per mcf during the three months ended June 30, 2010 and 2009, respectively.

Oil and gas revenue for the six months ended June 30, 2010 was $0.7 million, a $0.8 million decrease from the six months ended June 30, 2009.  The decrease is attributable to decreased sales volumes totaling $0.9 million partially offset by the impact of increased average prices totaling $0.1 million.

Oil sales volumes were 2 thousand barrels and 5 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel and $46 per barrel during the six months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 102 thousand mcf and 290 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.66 per mcf and $4.05 per mcf during the six months ended June 30, 2010 and 2009, respectively.

The decreases in oil and gas volumes were primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production coupled with decreases for West Delta 67 and West Delta 68, which were temporarily shut-in while undergoing recompletions.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2010 was $0.2 million and $0.4 million, respectively, a decrease of $0.5 million and $1.1 million from the three and six months ended June 30, 2009, respectively.  The decrease in the three month period resulted from a decrease in production volumes totaling $0.5 million coupled with a decrease in depletion rates totaling $0.1 million. The decrease in the six month period resulted from a decrease in production volumes totaling $0.9 million coupled with a decrease in depletion rates totaling $0.1 million. The decreases in depletion rates were primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $39 thousand for the three and six months ended June 30, 2010 and dry-hole costs of $0.1 million for the three and six months ended June 30, 2009.

Impairment of Proved Properties.  During the three months ended June 30, 2009, the Fund recorded impairments totaling $42 thousand related to Eugene Island 337.  During the six months ended June 30, 2009, the Fund recorded impairments totaling $0.6 million related to Vermilion 344 and Eugene Island 337, which were the result of lower oil and gas commodity prices, and to South Timbalier 77, as a result of additional asset retirement obligations.  The Fund did not record any impairments during the three and six months ended June 30, 2010.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$69	$109	$138	$180
Workover expense	6	16	6	16
Accretion	3	3	7	6
Geological costs	-	13	-	13
	$78	$141	$151	$215

Lease operating expense related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended June 30, 2010, the average production cost was $1.26 per mcfe compared to $0.66 per mcfe for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the average production cost was $1.18 per mcfe compared to $0.54 per mcfe for the six months ended June 30, 2009.  Workover expense for the three and six months ended June 30, 2010 and 2009 related to the Emerald Project well #1 and West Delta 67, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Geological costs for the three and six months ended June 30, 2009 related to the Emerald Project well #1.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$34	$35	$64	$67
Management reimbursement and other	20	20	40	42
Insurance expense	31	19	42	39
	$85	$74	$146	$148

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

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2010 was $8 thousand, a $4 thousand decrease from the three months ended June 30, 2009.  Interest income for the six months ended June 30, 2010 was $15 thousand, a $13 thousand decrease from the six months ended June 30, 2009.  The decrease was a result of a reduction in average outstanding balances earning interest coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2010 were $26 thousand, primarily related to the settlement of asset retirement obligations of $0.4 million, general and administrative expenses paid of $0.2 million and operating expenses paid of $0.1 million, partially offset by revenue received of $0.7 million.

Cash flows provided by operating activities for the six months ended June 30, 2009 were $1.0 million, primarily related to revenue received of $1.4 million partially offset by operating and workover expenses totaling $0.2 million, general and administrative expenses of $0.1 million and the settlement of asset retirement obligations $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $0.5 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the six months ended June 30, 2009 were $1.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $0.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $1.0 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $1.1 million related to its investment properties, of which $0.6 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  At June 30, 2010, the Fund has commitments of $1.1 million that exceed, by $0.7 million, its current available working capital of $0.4 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP, (“Perelson”) in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. During May 2010, a settlement was reached by the parties at no cost to the Fund.  Legal costs related to this claim were borne by the Manager.

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

RIDGEWOOD ENERGY L FUND, LLC
Dated:	August 5, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)