Form 10-Q
period 2010-09-30
Ridgewood Energy L Fund LLC
filed 2010-11-02
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 2, 2010 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$932	$1,947
Production receivable	171	155
Other current assets	36	27
Total current assets	1,139	2,129
Salvage fund	1,242	1,221
Oil and gas properties:
Proved properties	9,024	8,637
Less: accumulated depletion and amortization	(3,828)	(3,119)
Total oil and gas properties, net	5,196	5,518
Total assets	$7,577	$8,868

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$139	$360
Asset retirement obligations	357	449
Accrued expenses	99	184
Total current liabilities	595	993
Asset retirement obligations	459	799
Total liabilities	1,054	1,792
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(2,453)	(2,345)
Retained earnings	1,666	1,557
Manager's total	(787)	(788)

Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(13,901)	(13,287)
Accumulated deficit	(24,688)	(24,748)
Shareholders' total	7,310	7,864

Total members' capital	6,523	7,076
Total liabilities and members' capital	$7,577	$8,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$466	$535	$1,167	$1,993
Expenses
Depletion and amortization	333	562	709	2,002
Dry-hole costs	(56)	-	(95)	119
Impairment of proved properties	-	-	-	558
Operating expenses	50	106	201	321
General and administrative expenses	58	74	204	222
Total expenses	385	742	1,019	3,222
Income (loss) from operations	81	(207)	148	(1,229)

Other income
Interest income	6	9	21	37
Net income (loss)	$87	$(198)	$169	$(1,192)

Manager Interest
Net income	$51	$49	$109	$195

Shareholder Interest
Net income (loss)	$36	$(247)	$60	$(1,387)
Net income (loss) per share	$103	$(706)	$171	$(3,962)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$169	$(1,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and amortization	709	2,002
Dry-hole costs	(95)	119
Impairment of proved property	-	558
Accretion expense	10	10
Changes in assets and liabilities:
Increase in production receivable	(16)	(8)
(Increase) decrease in other current assets	(9)	32
Decrease in due to operators	(10)	(122)
(Decrease) increase in accrued expenses	(85)	23
Settlement of asset retirement obligation	(449)	(53)
Net cash provided by operating activities	224	1,369

Cash flows from investing activities
Capital expenditures for oil and gas properties	(496)	(1,052)
Interest reinvested in salvage fund	(21)	(20)
Net cash used in investing activities	(517)	(1,072)

Cash flows from financing activities
Distributions	(722)	(1,739)
Net cash used in financing activities	(722)	(1,739)

Net decrease in cash and cash equivalents	(1,015)	(1,442)

Cash and cash equivalents, beginning of period	1,947	3,656

Cash and cash equivalents, end of period	$932	$2,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $0.6 million, principally all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.1 million and $1.1 million, which mature in December 2010 and February 2012, respectively.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.1 million and $0.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$1,248	$886
Liabilities incurred	7	244
Liabilities settled	(449)	-
Accretion expense	10	13
Revision to prior estimate	-	105
Balance, end of period	$816	$1,248

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. Subsequent to the issuance of the Fund’s December 31, 2009 financial statements, the Fund’s management determined that it had incorrectly classified $449 thousand in long term liabilities that should have been classified as current liabilities related to asset retirement obligations expected to be paid by December 31, 2010.  Accordingly, the accompanying December 31, 2009 balance sheet has been corrected to increase current liabilities – asset retirement obligations and total current liabilities by $449 thousand, and decrease noncurrent liabilities by $449 thousand.  Such amounts were incurred during the nine months ended September 30, 2010.  There was no impact on the statements of operations or cash flows.

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

During the nine months ended September 30, 2009, the Fund recorded impairments totaling $0.6 million related to Vermilion 344 and Eugene Island 337, as a result of lower oil and gas commodity prices, and to South Timbalier 77, as a result of additional asset retirement obligations.  The fair value of Vermilion 344 and Eugene Island 337 was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  The Fund did not record any impairments to its oil and gas properties during the three months ended September 30, 2009 or during the three and nine months ended September 30, 2010.

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

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $0.1 million for each of the three and nine months ended September 30, 2010.  The Fund had dry-hole costs of $0.1 million during the nine months ended September 30, 2009.  There were no dry-hole costs during the three months ended September 30, 2009.

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement. Effective October 2010, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.

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

Effective September 1, 2007 and continuing for the remaining life of the Fund, the Manager elected to waive its management fee.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, totaling $20 thousand and $60 thousand for each of the three and nine months ended September 30, 2010 and 2009, respectively, were included in general and administrative expenses.

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

At September 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.   At September 30, 2010, the Fund has commitments of $1.1 million that exceed, by $0.5 million, its current available working capital.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.

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

Business Update

Information regarding the Fund’s ongoing projects is provided in the following table.

		Total Spent
	Working	through	Total Estimated
Lease Block	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Emerald Project well #3	2.5%	$-	$525	Currently expected to being drilling in second quarter 2011.
Producing Properties
Emerald Project well # 1	2.5%	$1,639	$1,639	Production commenced February 2009.
Emerald Project well #2	2.5%	$390	$397	Well completed and production commenced July 2010. Workover completed in October 2010 at a cost of $7 thousand.
Main Pass 275	10.0%	$1,922	$1,932	Production commenced April 2007. Minor recompletion is planned for 2012 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$2,063	$2,288	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in December 2010 at an estimated cost of $0.2 million.
West Delta 67	7.5%	$1,008	$1,042
Production commenced July 2008. Recompletion activities completed in July 2010 at a cost of $22 thousand. An additional recompletion is expected to commence in November 2010 at an estimated cost of $34 thousand.

West Delta 68	7.5%	$1,564	$1,834	Production commenced July 2008. Recompletion activities completed in July 2010 at a cost of $31 thousand. An additional recompletion is planned for 2011 at an estimated cost of $0.3 million.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations
The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$466	$535	$1,167	$1,993
Expenses
Depletion and amortization	333	562	709	2,002
Dry-hole costs	(56)	-	(95)	119
Impairment of proved properties	-	-	-	558
Operating expenses	50	106	201	321
General and administrative expenses	58	74	204	222
Total expenses	385	742	1,019	3,222
Income (loss) from operations	81	(207)	148	(1,229)
Other income
Interest income	6	9	21	37
Net income (loss)	$87	$(198)	$169	$(1,192)

Overview. During the three and nine months ended September 30, 2010, the Fund had six producing wells, including South Marsh Island 111 and the Emerald Project well #1, both of which commenced production in February 2009 and the Emerald Project well #2, which commenced production in July 2010.  During the three and nine months ended September 30, 2009, the Fund had two additional producing wells, Eugene Island 337 and Vermilion 344, both of which were determined to be fully depleted at December 31, 2009.

During the three and nine months ended September 30, 2010 and 2009, the Fund’s revenues, depletion and amortization and lease operating expense were affected by the timing of the onset of production of the Fund’s wells and by the  impact of temporary shut-ins.  During the nine months ended September 30, 2010, West Delta 67 and West Delta 68 each underwent recompletions, resulting in temporary shut-ins through July 2010.  Additional recompletions to access behind the pipe reserves for West Delta 67 and West Delta 68 are expected to commence in November 2010 and October 2011, respectively.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2010 was $0.5 million, a $0.1 million decrease from the three months ended September 30, 2009.  The decrease is attributable to decreased sales volumes totaling $0.2 million partially offset by the impact of increased average prices totaling $0.1 million.

Oil sales volumes were 2 thousand barrels for each of the three months ended September 30, 2010 and 2009.  The Fund’s oil prices averaged $75 per barrel and $65 per barrel during the three months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 72 thousand mcf and 128 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.22 per mcf and $3.15 per mcf during the three months ended September 30, 2010 and 2009, respectively.

Oil and gas revenue for the nine months ended September 30, 2010 was $1.2 million, a $0.8 million decrease from the nine months ended September 30, 2009.  The decrease is attributable to decreased sales volumes totaling $1.1 million partially offset by the impact of increased average prices totaling $0.2 million.

Oil sales volumes were 3 thousand barrels and 6 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel and $51 per barrel during the nine months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 177 thousand mcf and 418 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.39 per mcf and $3.78 per mcf during the nine months ended September 30, 2010 and 2009, respectively.

The decreases in oil and gas volumes were primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, coupled with decreases for West Delta 67 and West Delta 68, which were temporarily shut-in while undergoing recompletions.  These decreases were partially offset by the onset of production of the Emerald Project well #2.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $0.3 million and $0.7 million, respectively, a decrease of $0.2 million and $1.3 million from the three and nine months ended September 30, 2009, respectively.  The decrease in the three month period resulted primarily from a decrease in production volumes. The decrease in the nine month period resulted from a decrease in production volumes totaling $1.1 million coupled with a decrease in depletion rates totaling $0.2 million. The decrease in depletion rates was primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund had credits to dry-hole costs of $0.1 million for each of the three and nine months ended September 30, 2010.  The Fund had dry-hole costs of $0.1 million during the nine months ended September 30, 2009.  There were no dry-hole costs during the three months ended September 30, 2009.

Impairment of Proved Properties.  During the nine months ended September 30, 2009, the Fund recorded impairments totaling $0.6 million related to Vermilion 344 and Eugene Island 337, which were the result of lower oil and gas commodity prices, and to South Timbalier 77, as a result of additional asset retirement obligations.  The Fund did not record any impairments during the three months ended September 30, 2009 or during the three and nine months ended September 30, 2010.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$51	$115	$189	$295
Accretion expense	3	4	10	10
Workover expense	(4)	(13)	2	3
Geological costs	-	-	-	13
	$50	$106	$201	$321

Lease operating expense related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended September 30, 2010 and 2009, the average production cost was $0.55 per mcfe and $0.80 per mcfe, respectively.  For the nine months ended September 30, 2010 and 2009, the average production cost was $0.89 per mcfe and $0.62 per mcfe, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Workover expenses and credits during the three and nine months ended September 30, 2010 were attributable to the Emerald Project well #1.  Workover expenses and credits during the three and nine months ended September 30, 2009 were attributable to West Delta 67, partially offset by a reduction to previous estimates for South Timbalier 77.  Geological costs for the nine months ended September 30, 2009 related to the Emerald Project well #1.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$27	$38	$91	$105
Management reimbursement and other	20	20	60	62
Insurance expense	11	16	53	55
	$58	$74	$204	$222

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

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2010 was $6 thousand, a $3 thousand decrease from the three months ended September 30, 2009.  Interest income for the nine months ended September 30, 2010 was $21 thousand, a $16 thousand decrease from the nine months ended September 30, 2009.  The decrease was a result of a reduction in average outstanding balances earning interest coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $0.2 million, primarily related to revenue received of $1.2 million, partially offset by the settlement of asset retirement obligations of $0.4 million, general and administrative expenses paid of $0.3 million and operating expenses of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $1.4 million, primarily related to revenue received of $2.0 million, partially offset by operating expenses totaling $0.3 million, general and administrative expenses of $0.2 million and the settlement of asset retirement obligations of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $0.5 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $1.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $0.7 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $1.7 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $1.1 million relating to its investment properties, of which $0.8 million is expected to be spent during the next twelve months.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  At September 30, 2010, the Fund has commitments of $1.1 million that exceed, by $0.5 million, its current available working capital.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Effective October 2010, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY L FUND, LLC
Dated:	November 2, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)