Form 10-Q
period 2011-03-31
Ridgewood Energy L Fund LLC
filed 2011-05-05
CIK 1295714

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________to____________________________

Commission File No. 000-51267

RIDGEWOOD ENERGY L FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3719724 (I.R.S. Employer Identification No.)

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

As of May 5, 2011 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$591	$590
Production receivable	147	178
Other current assets	51	24
Total current assets	789	792
Salvage fund	1,156	1,149
Oil and gas properties:
Advances to operators for working interests and expenditures	-	134
Proved properties	9,371	9,249
Less: accumulated depletion and amortization	(5,039)	(4,856)
Total oil and gas properties, net	4,332	4,527
Total assets	$6,277	$6,468

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$93	$128
Asset retirement obligations	357	304
Accrued expenses	58	70
Total current liabilities	508	502
Asset retirement obligations	462	515
Total liabilities	970	1,017
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(2,453)	(2,453)
Retained earnings	1,756	1,697
Manager's total	(697)	(756)
Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(14,638)	(14,235)
Accumulated deficit	(25,257)	(25,457)
Shareholders' total	6,004	6,207
Total members' capital	5,307	5,451
Total liabilities and members' capital	$6,277	$6,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenue
Oil and gas revenue	$480	$408
Expenses
Depletion and amortization	183	193
Dry-hole costs	(29)	-
Operating expenses	29	73
General and administrative expenses	45	61
Total expenses	228	327
Income from operations	252	81
Interest income	7	7
Net income	$259	$88

Manager Interest
Net income	$59	$39

Shareholder Interest
Net income	$200	$49
Net income per share	$571	$140

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$259	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	183	193
Dry-hole costs	(29)	-
Changes in assets and liabilities:
Decrease in production receivable	31	27
Decrease in other current assets	11	12
(Decrease) increase in due to operators	(30)	93
(Decrease) increase in accrued expenses	(12)	9
Settlement of asset retirement obligations	-	(95)
Net cash provided by operating activities	413	327

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2)	(21)
Interest reinvested in salvage fund	(7)	(7)
Net cash used in investing activities	(9)	(28)

Cash flows from financing activities
Distributions	(403)	(274)
Net cash used in financing activities	(403)	(274)
Net increase in cash and cash equivalents	1	25
Cash and cash equivalents, beginning of period	590	1,947
Cash and cash equivalents, end of period	$591	$1,972

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$134	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

2.	Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2010 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2011, the Fund’s bank balances exceeded federally insured limits by $0.4 million, of which $0.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At March 31, 2011 and December 31, 2010 amounts recorded in due to operators totaling $0.1 million related to capital expenditures for oil and gas properties.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.	Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded credits to dry-hole costs of $29 thousand for the three months ended March 31, 2011.  The Fund had no dry-hole costs for the three months ended March 31, 2010.

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

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital.  During 2007, the Manager waived its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs totaled $10 thousand and $20 thousand for the three months ended March 31, 2011 and 2010, respectively, which were included in general and administrative expenses.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Effective October 2010, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.  Distributions paid to the Manager for the three months ended March 31, 2010 were $41 thousand.

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

At March 31, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  The Fund has reached the end of its investment cycle.  At March 31, 2011, the Fund has commitments of $0.4 million that exceed its current available working capital by $0.1 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

In response to the April 2010 oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period.  Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.   No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2010 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 27, 2004 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

		Total Spent
		through	Total
	Working	March 31,	Fund
Lease Block	Interest	2011	Budget	Status
		(in thousands)
Producing Properties
Emerald Project well # 1	2.5%	$1,639	$1,639	Production commenced in 2009.
Emerald Project well #2	2.5%	$390	$399	Production commenced July 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $9 thousand.
Main Pass 275	10.0%	$1,922	$1,932	Production commenced in 2007. Minor recompletion is planned for 2012 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$2,062	$2,415	Production commenced in 2009. Recompletion efforts to access behind the pipe reserves commenced in April 2011 at an estimated cost of $0.4 million.
West Delta 67	7.5%	$1,136	$1,136	Production commenced in 2008. Currently shut-in while evaluating recompletion alternatives.
West Delta 68	7.5%	$1,783	$1,791	Production commenced in 2008. Recompletion planned for 2013 at an estimated cost of $8 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$480	$408
Expenses
Depletion and amortization	183	193
Dry-hole costs	(29)	-
Operating expenses	29	73
General and administrative expenses	45	61
Total expenses	228	327
Income from operations	252	81
Interest income	7	7
Net income	$259	$88

Overview.  During the three months ended March 31, 2011, the Fund had six wells that produced for a total of 347 days, compared to five wells that produced for a total of 366 days during the three months ended March 31, 2010.  The decrease in total production days was primarily the result of an increase of the number of non-productive days related to maintenance activities, partially offset by the onset of production of the Emerald Project well #2 in July 2010. During the three months ended March 31, 2011, the Fund's wells' production rate averaged 226 mcfe/producing day, compared to 191 mcfe/producing day during the three months ended March 31, 2010.  The increase was related to the composite of the Fund’s wells, which have varying amounts of working interest ownership, partially offset by natural declines in well production.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2011 was $0.5 million, a $0.1 million increase from the three months ended March 31, 2010.  The increase is attributable to increased sales volumes coupled with the impact of increased average oil prices, partially offset by the impact of decreased average gas prices.

Oil sales volumes were 2 thousand barrels and 1 thousand barrels for the three months ended March 31, 2011 and 2010, respectively.  The Fund’s oil prices averaged $97 per barrel during the three months ended March 31, 2011 compared to $75 per barrel during the three months ended March 31, 2010.

Gas sales volumes were 63 thousand mcf and 55 thousand mcf for the three months ended March 31, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.15 per mcf during the three months ended March 31, 2011 compared to $5.22 per mcf during the three months ended March 31, 2010.

The increases in oil and gas volumes were principally attributable to the onset of production of the Emerald Project well #2 coupled with an increase in the average mcfe/producing day.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2011 was $0.2 million, a decrease of $10 thousand from the three months ended March 31, 2010.  The decrease resulted from a decrease in average depletion rates totaling $0.1 million, partially offset by an increase in production volumes totaling $0.1 million.  The decrease in depletion rates was primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded credits to dry-hole costs of $29 thousand for the three months ended March 31, 2011.  The Fund had no dry-hole costs for the three months ended March 31, 2010.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Lease operating expense	$29	$69
Other expense	-	4
	$29	$73

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.37 per mcfe during the three months ended March 31, 2011 compared to $1.17 per mcfe during the three months ended March 31, 2010.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Accounting fees	$26	$30
Insurance expense	9	20
Management reimbursement and other	10	11
	$45	$61

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

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for each of the three months ended March 31, 2011 and 2010 was $7 thousand.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2011 were $0.4 million, primarily related to revenue received of $0.5 million, partially offset operating expenses paid of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2010 were $0.3 million, primarily related to revenue received of $0.4 million and favorable working capital of $0.1 million, partially offset by operating expenses of $0.1 million, general and administrative expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2011 were $9 thousand.

Cash flows used in investing activities for the three months ended March 31, 2010 were $28 thousand.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2011 were $0.4 million, related to shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2010 were $0.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $0.4 million relating to its investment properties, principally all of which is expected to be spent during the next twelve months.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  The Fund has reached the end of its investment cycle.  At March 31, 2011, the Fund has commitments of $0.4 million that exceed its current available working capital by $0.1 million.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover these deficiencies, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at March 31, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

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

RIDGEWOOD ENERGY L FUND, LLC
Dated:	May 5, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)