Form 10-Q
period 2011-06-30
Ridgewood Energy L Fund LLC
filed 2011-08-02
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 2, 2011 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$272	$590
Salvage fund	1,162	-
Production receivable	196	178
Other current assets	58	24
Total current assets	1,688	792
Salvage fund	-	1,149
Oil and gas properties:
Advances to operators for working interests and expenditures	-	134
Proved properties	9,665	9,249
Less: accumulated depletion and amortization	(5,267)	(4,856)
Total oil and gas properties, net	4,398	4,527
Total assets	$6,086	$6,468

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$92	$128
Asset retirement obligations	357	304
Accrued expenses	71	70
Total current liabilities	520	502
Asset retirement obligations	462	515
Total liabilities	982	1,017
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(2,453)	(2,453)
Retained earnings	1,823	1,697
Manager's total	(630)	(756)
Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(15,069)	(14,235)
Accumulated deficit	(25,096)	(25,457)
Shareholders' total	5,734	6,207
Total members' capital	5,104	5,451
Total liabilities and members' capital	$6,086	$6,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$574	$293	$1,054	$701
Expenses
Depletion and amortization	228	183	411	376
Dry-hole costs	8	(39)	(21)	(39)
Operating expenses	55	78	84	151
General and administrative expenses	63	85	108	146
Total expenses	354	307	582	634
Income (loss) from operations	220	(14)	472	67
Interest income	8	8	15	15
Net income (loss)	$228	$(6)	$487	$82

Manager Interest
Net income	$67	$19	$126	$58

Shareholder Interest
Net income (loss)	$161	$(25)	$361	$24
Net income (loss) per share	$460	$(71)	$1,031	$69

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$487	$82
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depletion and amortization	411	376
Dry-hole costs	(21)	(39)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(18)	40
Decrease in other current assets	21	23
Decrease in due to operators	(16)	(3)
Increase (decrease) in accrued expenses	1	(56)
Settlement of asset retirement obligations	-	(449)
Net cash provided by (used in) operating activities	865	(26)

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(17)
Capital expenditures for oil and gas properties	(336)	(475)
Interest reinvested in salvage fund	(13)	(14)
Net cash used in investing activities	(349)	(506)

Cash flows from financing activities
Distributions	(834)	(487)
Net cash used in financing activities	(834)	(487)

Net decrease in cash and cash equivalents	(318)	(1,019)
Cash and cash equivalents, beginning of period	590	1,947

Cash and cash equivalents, end of period	$272	$928

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$134	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $0.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010 amounts recorded in due to operators totaling $40 thousand and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $8 thousand and credits to dry-hole costs of $21 thousand for the three and six months ended June 30, 2011, respectively.  The Fund recorded credits to dry-hole costs of $39 thousand for each of the three and six months ended June 30, 2010.

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

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital.  During 2007, the Manager waived its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for the three months ended June 30, 2011 and 2010, respectively, and $20 thousand and $40 thousand for the six months ended June 30, 2011 and 2010, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Effective October 2010, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund.  Distributions paid to the Manager for the three and six months ended June 30, 2010 were $32 thousand and $73 thousand, respectively.

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

At June 30, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

8.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  The Fund has reached the end of its investment cycle.  As of June 30, 2011, the Fund had committed to spend an additional $35 thousand related to its investment properties, none of which is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 27, 2004 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total Spent
		through	Total
	Working	June 30,	Fund
Lease Block	Interest	2011	Budget	Status
		(in thousands)
Producing Properties
Emerald Project well # 1	2.5%	$1,639	$1,639	Production commenced in 2009.
Emerald Project well #2	2.5%	$378	$387	Production commenced July 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $9 thousand.
Main Pass 275	10.0%	$1,923	$1,933	Production commenced in 2007. Minor recompletion is planned for 2013 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$2,366	$2,374
Production commenced in 2009.  Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.3 million.  Well expected to be shut-in for the two months during third quarter 2011 for pipeline maintenance.  Minor recompletion is also planned for 2012 at an estimated cost of $8 thousand.

West Delta 68	7.5%	$1,783	$1,791	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $8 thousand.
Fully Depleted
West Delta 67	7.5%	$1,136	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$574	$293	$1,054	$701
Expenses
Depletion and amortization	228	183	411	376
Dry-hole costs	8	(39)	(21)	(39)
Operating expenses	55	78	84	151
General and administrative expenses	63	85	108	146
Total expenses	354	307	582	634
Income (loss) from operations	220	(14)	472	67
Interest income	8	8	15	15
Net income (loss)	$228	$(6)	$487	$82

Overview.  During the three months ended June 30, 2011 and 2010, the Fund had five wells that produced for a total of 408 days and 322 days, respectively.  During the six months ended June 30, 2011, the Fund had six wells that produced for a total of 755 days, compared to five wells that produced for a total of 688 days during the six months ended June 30, 2010.  The increase in total production days was due primarily to the onset of production of the Emerald Project well #2 in July 2010 coupled with a decrease in the number of non-productive days related to maintenance activities, partially offset by one of the Fund’s wells reaching the end of its economic life during second quarter 2011.  During the three months ended June 30, 2011, the Fund's wells' production rate averaged 220 mcfe/producing day, compared to 180 mcfe/producing day during the three months ended June 30, 2010.  During the six months ended June 30, 2011, the Fund's wells' production rate averaged 243 mcfe/producing day, compared to 186 mcfe/producing day during the six months ended June 30, 2010.  The increases were related to the composite of the Fund’s wells, which have varying amounts of working interest ownership, partially offset by natural declines in well production.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2011 was $0.6 million, a $0.3 million increase from the three months ended June 30, 2010.  The increase is primarily attributable to increased sales volumes totaling $0.2 million coupled with the impact of the change in average prices totaling $0.1 million.

Oil sales volumes were 1 thousand barrels for each of the three months ended June 30, 2011 and 2010.  The Fund’s oil prices averaged $114 per barrel during the three months ended June 30, 2011 compared to $76 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 71 thousand mcf and 44 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.21 per mcf during the three months ended June 30, 2011 compared to $4.30 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $1.1 million, a $0.4 million increase from the six months ended June 30, 2010.  The increase is attributable to increased sales volumes totaling $0.3 million coupled with the impact of the change in average prices totaling $0.1 million.

Oil sales volumes were 3 thousand barrels and 2 thousand barrels for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $104 per barrel during the six months ended June 30, 2011 compared to $75 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 141 thousand mcf and 102 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $3.92 per mcf during the six months ended June 30, 2011 compared to $4.66 per mcf during the six months ended June 30, 2010.

The increases in oil and gas volumes were principally attributable to the onset of production of the Emerald Project well #2, partially offset by one of the Fund’s wells reaching the end of its economic life during second quarter 2011.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $0.2 million and $0.4 million, respectively, an increase of $45 thousand and $35 thousand from the three and six months ended June 30, 2010, respectively.  The increase for the three month period resulted from an increase in production volumes totaling $0.1 million, partially offset by a decrease in average depletion rates totaling $0.1 million.  The increase for the six month period resulted from an increase in production volumes totaling $0.2 million, partially offset by a decrease in average depletion rates totaling $0.2 million. The decreases in depletion rates were primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $8 thousand and credits to dry-hole costs of $21 thousand for the three and six months ended June 30, 2011, respectively.  The Fund recorded credits to dry-hole costs of $39 thousand for each of the three and six months ended June 30, 2010.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$62	$69	$91	$138
Other	(7)	9	(7)	13
	$55	$78	$84	$151

The average production cost was $0.68 per mcfe and $0.49 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $1.26 per mcfe and $1.18 per mcfe during the three and six months ended June 30, 2010, respectively.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$28	$34	$54	$64
Insurance expense	24	31	33	42
Management reimbursement and other	11	20	21	40
	$63	$85	$108	$146

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Management reimbursement relates to reimbursements for various administrative costs incurred on the Fund’s behalf.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $8 thousand and $15 thousand for each of the three and six months ended June 30, 2011 and 2010, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $0.9 million, primarily related to revenue received of $1.0 million, partially offset operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows used in operating activities for the six months ended June 30, 2010 were $26 thousand, primarily related to the settlement of asset retirement obligations of $0.4 million, general and administrative expenses paid of $0.2 million and operating expenses paid of $0.1 million, partially offset by revenue received of $0.7 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2011 were $0.3 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the six months ended June 30, 2010 were $0.5 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $0.8 million, related to shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $0.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $35 thousand relating to its investment properties, none of which is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY L FUND, LLC
Dated:	August 2, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)