Form 10-Q
period 2011-09-30
Ridgewood Energy L Fund LLC
filed 2011-11-01
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 1, 2011 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$238	$590
Salvage fund	1,084	-
Production receivable	137	178
Other current assets	58	24
Total current assets	1,517	792
Salvage fund	-	1,149
Oil and gas properties:
Advances to operators for working interests and expenditures	-	134
Proved properties	9,797	9,249
Less: accumulated depletion and amortization	(5,495)	(4,856)
Total oil and gas properties, net	4,302	4,527
Total assets	$5,819	$6,468

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$246	$128
Asset retirement obligations	97	304
Accrued expenses	35	70
Total current liabilities	378	502
Asset retirement obligations	462	515
Total liabilities	840	1,017
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(2,453)	(2,453)
Retained earnings	1,881	1,697
Manager's total	(572)	(756)
Shareholders:
Capital contributions (670 shares authorized; 350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(15,372)	(14,235)
Accumulated deficit	(24,976)	(25,457)
Shareholders' total	5,551	6,207
Total members' capital	4,979	5,451
Total liabilities and members' capital	$5,819	$6,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$499	$466	$1,553	$1,167
Expenses
Depletion and amortization	228	333	639	709
Dry-hole costs	5	(56)	(16)	(95)
Operating expenses	47	50	131	201
General and administrative expenses	47	58	155	204
Total expenses	327	385	909	1,019
Income from operations	172	81	644	148
Interest income	6	6	21	21
Net income	$178	$87	$665	$169

Manager Interest
Net income	$58	$51	$184	$109

Shareholder Interest
Net income	$120	$36	$481	$60
Net income per share	$343	$103	$1,374	$171

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$665	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	639	709
Dry-hole costs	(16)	(95)
Changes in assets and liabilities:
Decrease (increase) in production receivable	41	(16)
Increase in other current assets	(6)	(9)
Increase (decrease) in due to operators	46	(10)
Decrease in accrued expenses	(35)	(75)
Settlements of asset retirement obligations	(260)	(449)
Net cash provided by operating activities	1,074	224

Cash flows from investing activities
Capital expenditures for oil and gas properties	(354)	(496)
Proceeds from (investments in) salvage fund, net	65	(21)
Net cash used in investing activities	(289)	(517)

Cash flows from financing activities
Distributions	(1,137)	(722)
Net cash used in financing activities	(1,137)	(722)

Net decrease in cash and cash equivalents	(352)	(1,015)
Cash and cash equivalents, beginning of period	590	1,947

Cash and cash equivalents, end of period	$238	$932

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$134	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 3 and 5.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $29 thousand, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in February 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At each of September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.1 million related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Balance, beginning of period	$819	$1,248
Liabilities incurred	-	7
Liabilities settled	(260)	(449)
Accretion expense	-	13
Balance, end of period	$559	$819

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.	Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $5 thousand and credits to dry-hole costs of $16 thousand for the three and nine months ended September 30, 2011, respectively.  The Fund recorded credits to dry-hole costs of $0.1 million for each of the three and nine months ended September 30, 2010.

3.	Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital.  During 2007, the Manager waived its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for the three months ended September 30, 2011 and 2010, respectively, and $30 thousand and $60 thousand for the nine months ended September 30, 2011 and 2010, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Effective October 2010, the Manager elected to waive its right to distributions of available cash from operations for the remaining life of the Fund. Distributions paid to the Manager for the three and nine months ended September 30, 2010 were $35 thousand and $0.1 million, respectively

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

4.	Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.

5.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  The Fund has reached the end of its investment cycle.  At September 30, 2011, the Fund had commitments related to its investment properties totaling $50 thousand, of which $15 thousand is expected to be spent during the next twelve months.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

6.    Subsequent Events

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

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse effect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent
		through	Total
	Working	September 30,	Fund
Lease Block	Interest	2011	Budget	Status
		(in thousands)
Producing Properties
Emerald Project well #1	2.5%	$1,641	$1,656	Production commenced 2009. Compressor installation is scheduled for fourth quarter 2011 at an estimated cost of $15 thousand.
Emerald Project well #2	2.5%	$378	$387	Production commenced July 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $9 thousand.
Main Pass 275	10.0%	$1,923	$1,933	Production commenced in 2007. Minor recompletion is planned for 2013 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$2,448	$2,456
Production commenced in 2009. Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.3 million. Well was shut-in for pipeline maintenance from August 2011 through late-October 2011. Minor recompletion is also planned for 2012 at an estimated cost of $8 thousand.

West Delta 68	7.5%	$1,783	$1,791	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $8 thousand.
Fully Depleted
West Delta 67	7.5%	$1,185	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$499	$466	$1,553	$1,167
Expenses
Depletion and amortization	228	333	639	709
Dry-hole costs	5	(56)	(16)	(95)
Operating expenses	47	50	131	201
General and administrative expenses	47	58	155	204
Total expenses	327	385	909	1,019
Income from operations	172	81	644	148
Interest income	6	6	21	21
Net income	$178	$87	$665	$169

Overview.  The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	5	6	6	6
Total number of production days	415	420	1,170	1,108
Average mcfe per production day	202	238	236	206

During the three months ended September 30, 2011, the decreases in production days and average production rate were principally attributable to the number of productive wells.  During the nine months ended September 30, 2011, the increases in production days and average production rate were principally attributable to the composite of productive wells coupled with a decrease in the number of non-productive days related to maintenance activities.

Oil and Gas Revenue. Oil and gas revenue during each of the three months ended September 30, 2011 and 2010 was $0.5 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $1.6 million, a $0.4 million increase from the nine months ended September 30, 2010.  The increase is principally attributable to increased sales volumes.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	1	2	4	3
Average oil price per barrel	$105	$75	$104	$75
Gas sales in thousands of mcfs	65	72	214	177
Average gas price per mcf	$4.21	$4.22	$3.86	$4.39

The decreases in oil and gas volumes for the three month period were primarily related to a reduction in the number of productive wells.  The increases in oil and gas volumes for the nine month period were due to a greater number of production days and a higher average mcfe per producing day during the 2011 period.  See “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2011 was $0.2 million and $0.6 million, respectively, a decrease of $0.1 million from each of the three and nine months ended September 30, 2010.  The decrease for the three month period resulted primarily from a decrease in average depletion rates totaling $0.1 million.  The decrease for the nine month period resulted from a decrease in average depletion rates totaling $0.3 million, partially offset by an increase in production volumes totaling $0.2 million, partially offset. The decreases in depletion rates was primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $5 thousand and credits to dry-hole costs of $16 thousand for the three and nine months ended September 30, 2011, respectively.  The Fund recorded credits to dry-hole costs of $0.1 million for each of the three and nine months ended September 30, 2010.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$47	$51	$138	$189
Other	-	(1)	(7)	12
	$47	$50	$131	$201

The average production cost was $0.56 per mcfe and $0.50 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.55 per mcfe and $0.89 per mcfe during the three and nine months ended September 30, 2010, respectively.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$27	$27	$81	$91
Insurance expense	10	11	43	53
Management reimbursement and other	10	20	31	60
	$47	$58	$155	$204

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

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $6 thousand and $21 thousand for each of the three and nine months ended September 30, 2011 and 2010, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $1.1 million, primarily related to revenue received of $1.6 million, partially offset by the settlement of asset retirement obligations totaling $0.3 million, general and administrative expenses of $0.2 million and operating expenses of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $0.2 million, primarily related to revenue received of $1.2 million, partially offset by the settlement of asset retirement obligations totaling $0.4 million, general and administrative expenses paid of $0.3 million and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2011 were $0.3 million, primarily related to capital expenditures for oil and gas properties totaling $0.4 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $0.5 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $1.1 million, related to shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $0.7 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  At September 30, 2011, the Fund had committed to spend an additional $50 thousand relating to its investment properties, of which $15 thousand is expected to be spent during the next twelve months.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest was limited and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.  The Fund has reached the end of its investment cycle.  At September 30, 2011, the Fund has commitments related to its investment properties totaling $50 thousand.  Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts. No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY L FUND, LLC

Dated:	November 1, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)