Form 10-Q
period 2012-06-30
Ridgewood Energy L Fund LLC
filed 2012-07-30
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
 Yes ☐     No ☒

As of July 30, 2012 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$143	$229
Salvage fund	-	67
Production receivable	90	179
Other current assets	1	56
Total current assets	234	531
Salvage fund	1,076	999
Oil and gas properties:
Proved properties	9,791	9,755
Less: accumulated depletion and amortization	(5,969)	(5,693)
Total oil and gas properties, net	3,822	4,062
Total assets	$5,132	$5,592

Liabilities and Members' Capital
Current liabilities:
Accrued expenses	$120	$111
Asset retirement obligations	-	67
Total current liabilities	120	178
Asset retirement obligations	661	594
Total liabilities	781	772
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(2,453)	(2,453)
Retained earnings	1,970	1,931
Manager's total	(483)	(522)
Shareholders:
Capital contributions (670 shares authorized;
350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(16,213)	(15,739)
Accumulated deficit	(24,852)	(24,818)
Shareholders' total	4,834	5,342
Total members' capital	4,351	4,820
Total liabilities and members' capital	$5,132	$5,592

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$201	$574	$522	$1,054

Expenses
Depletion and amortization	112	228	276	411
Dry-hole costs	2	8	2	(21)
Operating expenses	72	55	152	84
General and administrative expenses	54	63	98	108
Total expenses	240	354	528	582
(Loss) income from operations	(39)	220	(6)	472
Interest income	7	8	11	15
Net (loss) income	$(32)	$228	$5	$487

Manager Interest
Net income	$11	$67	$39	$126

Shareholder Interest
Net (loss) income	$(43)	$161	$(34)	$361
Net (loss) income per share	$(121)	$460	$(96)	$1,031

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$5	$487
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	276	411
Dry-hole costs	2	(21)
Changes in assets and liabilities:
Decrease (increase) in production receivable	89	(18)
Decrease in other current assets	55	21
Increase (decrease) in accrued expenses	6	(15)
Net cash provided by operating activities	433	865

Cash flows from investing activities
Capital expenditures for oil and gas properties	(35)	(336)
Interest reinvested in salvage fund	(10)	(13)
Net cash used in investing activities	(45)	(349)

Cash flows from financing activities
Distributions	(474)	(834)
Net cash used in financing activities	(474)	(834)

Net decrease in cash and cash equivalents	(86)	(318)
Cash and cash equivalents, beginning of period	229	590
Cash and cash equivalents, end of period	$143	$272

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$134

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $0.2 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.8 million, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At June 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At June 30, 2012 and December 31, 2011, amounts recorded in accrued expenses totaling $43 thousand and $40 thousand, respectively, related to capital expenditures for oil and gas properties.

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

2.           Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $2 thousand during each of the three and six months ended June 30, 2012.  The Fund recorded dry-hole costs of $8 thousand and credits to dry-hole costs of $21 thousand during the three and six months ended June 30, 2011, respectively.

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services for which the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital. During 2007, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, which are included in general and administrative expenses, totaled $10 thousand and $20 thousand for each of the three and six months ended June 30, 2012 and 2011, respectively.

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

4.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2012, the fair value of the Fund’s mortgage-backed securities were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

5.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle. As of June 30, 2012, the Fund had committed to spend an additional $27 thousand related to its investment properties, of which $10 thousand is expected to be spent during the next twelve months. Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2012	Budget	Status
		(in thousands)
Producing Properties
Emerald Project well #1	2.5%	$1,660	$1,660	Production commenced in 2009. Work to install a compressor was completed in February 2012 at a cost of $38 thousand.

Emerald Project well #2	2.5%	$378	$387	Production commenced in 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $9 thousand.

Main Pass 275	10.0%	$1,923	$1,933	Production commenced in 2007. Minor recompletion is planned for 2013 at an estimated cost of $10 thousand.

South Marsh Island 111	7.5%	$2,367	$2,367	Production commenced in 2009. Well underwent a minor recompletion during second quarter 2012 at a cost of $4 thousand.

West Delta 68	7.5%	$1,777	$1,785	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $8 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$201	$574	$522	$1,054

Expenses
Depletion and amortization	112	228	276	411
Dry-hole costs	2	8	2	(21)
Operating expenses	72	55	152	84
General and administrative expenses	54	63	98	108
Total expenses	240	354	528	582
(Loss) income from operations	(39)	220	(6)	472
Interest income	7	8	11	15
Net (loss) income	$(32)	$228	$5	$487

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	5	5	5	6
Total number of production days	413	408	825	755
Average mcfe per production day	122	220	134	243
Oil sales (in thousands of barrels)	1	1	2	3
Average oil price per barrel	$110	$114	$111	$104
Gas sales (in thousands of mcfs)	38	71	84	141
Average gas price per mcf	$2.23	$4.21	$2.31	$3.92

The increase in production days was principally attributable to a decrease in the number of non-productive days related to maintenance activities.  The decreases in average production rate and oil and gas sales volumes were principally attributable to natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $0.2 million, a $0.4 million decrease from the three months ended June 30, 2011.  The decrease is attributable to decreased sales volume totaling $0.2 million coupled with a decrease in average prices totaling $0.1 million.

Oil and gas revenue for the six months ended June 30, 2012 was $0.5 million, a $0.5 million decrease from the six months ended June 30, 2011.  The decrease is attributable to decreased sales volume totaling $0.4 million coupled with the change in average prices totaling $0.1 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2012 was $0.1 million and $0.3 million, respectively, a decrease of $0.1 million from the each of the three and six months ended June 30, 2011, respectively. The decreases resulted primarily from decreased production volumes.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $2 thousand during each of the three and six months ended June 30, 2012.  The Fund recorded dry-hole costs of $8 thousand and credits to dry-hole costs of $21 thousand during the three and six months ended June 30, 2011, respectively.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$61	$62	$141	$91
Workover expense	11	(6)	11	(6)
Other expense	-	(1)	-	(1)
	$72	$55	$152	$84

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.21 per mcfe and $1.27 per mcfe during the three and six months ended June 30, 2012, respectively, compared to $0.68 per mcfe and $0.49 per mcfe during the three and six months ended June 30, 2011, respectively.  During the three and six months ended June 30, 2012, workover expenses, which were related to West Delta 68, represent costs to restore or stimulate production of existing reserves. During the three and six months ended June 30, 2011, workover credits were related to the Emerald Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$41	$28	$66	$54
Management reimbursement and other	10	11	20	21
Insurance expense	3	24	12	33
	$54	$63	$98	$108

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three and six months ended June 30, 2012 was $7 thousand and $11 thousand, respectively, a decrease of $1 thousand and $4 thousand from the three and six months ended June 30, 2011, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2012 were $0.4 million, primarily related to revenue received of $0.6 million, partially offset by operating expenses paid totaling $0.1 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2011 were $0.9 million, primarily related to revenue received of $1.0 million, partially offset operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2012 were $45 thousand, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the six months ended June 30, 2011 were $0.3 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2012 were $0.5 million, related to shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2011 were $0.8 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund had committed to spend an additional $27 thousand related to its investment properties, of which $10 thousand is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.               CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY L FUND, LLC
Dated:	July 30, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 30, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)