Form 10-Q
period 2012-09-30
Ridgewood Energy L Fund LLC
filed 2012-10-25
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2012
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
 Yes  ☐    No ☒

As of October 25, 2012 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$77	$229
Salvage fund	-	67
Production receivable	71	179
Other current assets	36	56
Total current assets	184	531
Salvage fund	1,009	999
Oil and gas properties:
Proved properties	9,797	9,755
Less: accumulated depletion and amortization	(6,111)	(5,693)
Total oil and gas properties, net	3,686	4,062
Total assets	$4,879	$5,592

Liabilities and Members' Capital
Current liabilities:
Accrued expenses	$139	$111
Asset retirement obligations	-	67
Total current liabilities	139	178
Asset retirement obligations	587	594
Total liabilities	726	772
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(2,453)	(2,453)
Retained earnings	1,985	1,931
Manager's total	(468)	(522)
Shareholders:
Capital contributions (670 shares authorized;
350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(16,363)	(15,739)
Accumulated deficit	(24,915)	(24,818)
Shareholders' total	4,621	5,342
Total members' capital	4,153	4,820
Total liabilities and members' capital	$4,879	$5,592

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$220	$499	$742	$1,553

Expenses
Depletion and amortization	142	228	418	639
Dry-hole costs	25	5	27	(16)
Operating expenses	63	47	215	131
General and administrative expenses	44	47	142	155
Total expenses	274	327	802	909
(Loss) income from operations	(54)	172	(60)	644
Interest income	6	6	17	21
Net (loss) income	$(48)	$178	$(43)	$665

Manager Interest
Net income	$15	$58	$54	$184

Shareholder Interest
Net (loss) income	$(63)	$120	$(97)	$481
Net (loss) income per share	$(182)	$343	$(278)	$1,374

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(43)	$665
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	418	639
Dry-hole costs	27	(16)
Changes in assets and liabilities:
Decrease in production receivable	108	41
Decrease (increase) in other current assets	20	(6)
Increase in accrued expenses	23	11
Settlements of asset retirement obligations	(74)	(260)
Net cash provided by operating activities	479	1,074

Cash flows from investing activities
Capital expenditures for oil and gas properties	(64)	(354)
Proceeds from salvage fund, net	57	65
Net cash used in investing activities	(7)	(289)

Cash flows from financing activities
Distributions	(624)	(1,137)
Net cash used in financing activities	(624)	(1,137)

Net decrease in cash and cash equivalents	(152)	(352)
Cash and cash equivalents, beginning of period	229	590
Cash and cash equivalents, end of period	$77	$238

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$134

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $0.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.8 million, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value.  At September 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At September 30, 2012 and December 31, 2011, amounts recorded in accrued expenses totaling $45 thousand and $40 thousand, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	2012	2011
	(in thousands)
Balance, beginning of period	$661	$819
Liabilities settled	(74)	(249)
Accretion expense	-	8
Revisions in estimated cash flows	-	83
Balance, end of period	$587	$661

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

2.           Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $25 thousand and $27 thousand during the three and nine months ended September 30, 2012, respectively.  The Fund recorded dry-hole costs of $5 thousand and credits to dry-hole costs of $16 thousand during the three and nine months ended September 30, 2011, respectively.

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services for which the Manager is entitled to an annual management fee, equal to 2.5% of the total shareholder capital. During 2007, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, which are included in general and administrative expenses, were $10 thousand for each of the three months ended September 30, 2012 and 2011, and $30 thousand for each of the nine months ended September 30, 2012 and 2011.

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

4.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2012, the fair value of the Fund’s mortgage-backed securities were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

5.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle. As of September 30, 2012, the Fund had committed to spend an additional $27 thousand related to its investments in oil and gas properties, of which $19 thousand is expected to be spent during the next twelve months. Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  At such time the Manager determines that there is uncertainty surrounding the Fund’s ability to continue to fund its operations or that terminating the Fund would be in the best economic interests of its shareholders, the Manager would take any such actions that are necessary to bring about the dissolution of the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Producing Properties
Emerald Project well #1	2.5%	$1,661	$1,661	Production commenced in 2009. Work to install a compressor for the Emerald Project was completed in February 2012 at a cost of $38 thousand.
Emerald Project well #2	2.5%	$378	$387	Production commenced in 2010. Recompletion is planned for 2013 at an estimated cost of $9 thousand.
Main Pass 275	10.0%	$1,923	$1,933	Production commenced in 2007. Recompletion is planned for 2013 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$2,372	$2,372	Production commenced in 2009. Well underwent a recompletion during second quarter 2012 at a cost of $8 thousand.
West Delta 68	7.5%	$1,777	$1,785	Production commenced in 2008. Recompletion is planned for 2014 at an estimated cost of $8 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$220	$499	$742	$1,553

Expenses
Depletion and amortization	142	228	418	639
Dry-hole costs	25	5	27	(16)
Operating expenses	63	47	215	131
General and administrative expenses	44	47	142	155
Total expenses	274	327	802	909
(Loss) income from operations	(54)	172	(60)	644
Interest income	6	6	17	21
Net (loss) income	$(48)	$178	$(43)	$665

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	5	5	5	6
Total number of production days	422	415	1,247	1,170
Oil sales (in thousands of barrels)	1	1	2	4
Average oil price per barrel	$103	$105	$109	$104
Gas sales (in thousands of mcfs)	47	65	133	214
Average gas price per mcf	$2.90	$4.21	$2.49	$3.86

The increases in production days were principally attributable to a decrease in the number of non-productive days related to maintenance activities.  The decreases in oil and gas sales volumes were principally attributable to natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $0.2 million, a $0.3 million decrease from the three months ended September 30, 2011.  The decrease is attributable to decreased sales volume totaling $0.2 million coupled with a decrease in average prices totaling $0.1 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $0.7 million, a $0.8 million decrease from the nine months ended September 30, 2011.  The decrease is attributable to decreased sales volume totaling $0.6 million coupled with the change in average prices totaling $0.2 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2012 was $0.1 million and $0.4 million, respectively, a decrease of $0.1 million and $0.2 million from the three and nine months ended September 30, 2011, respectively. The decreases resulted primarily from decreased production volumes.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded dry-hole costs of $25 thousand and $27 thousand during the three and nine months ended September 30, 2012, respectively.  The Fund recorded dry-hole costs of $5 thousand and credits to dry-hole costs of $16 thousand during the three and nine months ended September 30, 2011, respectively.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$61	$47	$202	$138
Workover expense	2	-	13	(7)
	$63	$47	$215	$131

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.11 per mcfe and $1.21 per mcfe during the three and nine months ended September 30, 2012, respectively, compared to $0.56 per mcfe and $0.50 per mcfe during the three and nine months ended September 30, 2011, respectively.  During the three and nine months ended September 30, 2012, workover expenses, which were related to West Delta 68, represent costs to restore or stimulate production of existing reserves. During the nine months ended September 30, 2011, workover credits were related to the Emerald Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$24	$27	$90	$81
Management reimbursement and other	11	10	31	31
Insurance expense	9	10	21	43
	$44	$47	$142	$155

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three and nine months ended September 30, 2012 was $6 thousand and $17 thousand, respectively. Interest income for the three and nine months ended September 30, 2011 was $6 thousand and $21 thousand, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $0.5 million, primarily related to revenue received of $0.9 million, partially offset by general and administrative expenses paid of $0.2 million, operating expenses paid of $0.1 million and the settlements of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $1.1 million, primarily related to revenue received of $1.6 million, partially offset by the settlement of asset retirement obligations of $0.3 million, general and administrative expenses paid of $0.2 million and operating expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2012 were $7 thousand, primarily related to capital expenditures for oil and gas properties totaling $0.1 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2011 were $0.3 million, primarily related to capital expenditures for oil and gas properties totaling $0.4 million, partially offset by proceeds from the salvage fund of $0.1 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $0.6 million, related to shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $1.1 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund had committed to spend an additional $27 thousand related to its investments in oil and gas properties, of which $19 thousand is expected to be spent during the next twelve months.

Capital expenditures for investment properties were funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced reduced its ability to generate revenue and exhausted its capital.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of expenditures for its investment properties. Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom. The Fund has reached the end of its investment cycle. Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  At such time the Manager determines that there is uncertainty surrounding the Fund’s ability to continue to fund its operations or that terminating the Fund would be in the best economic interests of its shareholders, the Manager would take any such actions that are necessary to bring about the dissolution of the Fund.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY L FUND, LLC
Dated:	October 25, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 25, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)