Form 10-Q
period 2013-03-31
Ridgewood Energy L Fund LLC
filed 2013-05-06
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of May 6, 2013 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$212	$85
Salvage fund	-	60
Production receivable	112	98
Other current assets	14	25
Total current assets	338	268
Salvage fund	794	955
Oil and gas properties:
Proved properties	9,802	9,785
Less: accumulated depletion and amortization	(7,525)	(7,419)
Total oil and gas properties, net	2,277	2,366
Total assets	$3,409	$3,589

Liabilities and Members' Capital
Current liabilities:
Accrued expenses	$140	$127
Asset retirement obligations	-	60
Total current liabilities	140	187
Asset retirement obligations	516	516
Total liabilities	656	703
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(2,453)	(2,453)
Retained earnings	2,014	1,994
Manager's total	(439)	(459)
Shareholders:
Capital contributions (670 shares authorized;
350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(16,660)	(16,491)
Accumulated deficit	(26,047)	(26,063)
Shareholders' total	3,192	3,345
Total members' capital	2,753	2,886
Total liabilities and members' capital	$3,409	$3,589

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue
Oil and gas revenue	$235	$321

Expenses
Depletion and amortization	106	164
Operating expenses	48	80
General and administrative expenses	50	44
Total expenses	204	288
Income from operations	31	33
Interest income	5	4
Net income	$36	$37

Manager Interest
Net income	$20	$28

Shareholder Interest
Net income	$16	$9
Net income per share	$47	$25

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$36	$37
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	106	164
Changes in assets and liabilities:
(Increase) decrease in production receivable	(14)	52
Decrease in other current assets	11	46
(Decrease) increase in accrued expenses	(7)	19
Settlements of asset retirement obligations	(60)	-
Net cash provided by operating activities	72	318

Cash flows from investing activities
Credits (expenditures) for capital investment properties	3	(12)
Proceeds from (investments in) salvage fund, net	221	(4)
Net cash provided by (used in) investing activities	224	(16)

Cash flows from financing activities
Distributions	(169)	(299)
Net cash used in financing activities	(169)	(299)

Net increase in cash and cash equivalents	127	3
Cash and cash equivalents, beginning of period	85	229
Cash and cash equivalents, end of period	$212	$232

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

The Manager has direct and exclusive control over the management of the Fund’s operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2 and 3.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2012 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority. Cash and cash equivalents and held-to-maturity investments approximate fair value based on Level 1 inputs. The fair value of the Fund’s mortgage-backed securities within the salvage fund are recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2013, the Fund’s bank balances exceeded federally insured limits by $0.1 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At March 31, 2013 and December 31, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.6 million and $0.7 million, respectively, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value. At March 31, 2013 and December 31, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

At March 31, 2013 and December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.1 million, which mature in June 2013. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, will be eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2013 and December 31, 2012, amounts recorded in accrued expenses totaling $60 thousand and $40 thousand, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the three months ended March 31, 2013 and the year ended December 31, 2012.

	2013	2012
	(in thousands)
Balance, beginning of period	$576	$661
Liabilities settled	(60)	(85)
Accretion expense	-	8
Revisions in estimated cash flows	-	(8)
Balance, end of period	$516	$576

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

2.   Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2007, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, which are included in general and administrative expenses, totaled $10 thousand for each of the three months ended March 31, 2013 and 2012, respectively.

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

3.    Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle. As of March 31, 2013, the Fund had committed to spend an additional $33 thousand related to its investments in oil and gas properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2012 Annual Report on Form 10-K.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2013	Budget	Status
		(in thousands)
Producing Properties
Emerald Project well #1	2.5%	$ 1,654	$ 1,654	Production commenced in 2009.
Emerald Project well #2	2.5%	$ 398	$ 398	Production commenced in 2010. Well was recompleted in February 2013 at an estimated cost of $20 thousand.
Main Pass 275	10.0%	$ 1,923	$ 1,933	Production commenced in 2007. Recompletion is planned for 2014 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$ 2,366	$ 2,366	Production commenced in 2009.
West Delta 68	7.5%	$ 1,777	$ 1,800	Production commenced in 2008. Recompletion is planned for 2013 at an estimated cost of $23 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$235	$321

Expenses
Depletion and amortization	106	164
Operating expenses	48	80
General and administrative expenses	50	44
Total expenses	204	288
Income from operations	31	33
Interest income	5	4
Net income	$36	$37

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Number of wells producing	5	5
Total number of production days	417	411
Oil sales (in barrels)	550	1,144
Average oil price per barrel	$110	$112
Gas sales (in thousands of mcfs)	52	45
Average gas price per mcf	$3.41	$2.44

The increase in production days was principally related to a decrease in the number of non-productive days related to maintenance activities.  The decrease in oil sales volumes was primarily related to natural declines in the Fund’s wells’ production.  The increase in gas sales volumes was primarily related to South Marsh Island 111, which underwent a recompletion during second quarter 2012.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2013 was $0.2 million, a decrease of $0.1 million from the three months ended March 31, 2012.  The decrease is primarily attributable to net decreased sales volumes.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2013 was $0.1 million, a decrease of $58 thousand from the three months ended March 31, 2012. The decrease resulted from a decrease in average depletion rates totaling $44 thousand, coupled with a decrease in production volumes totaling $14 thousand.  The decrease in average depletion rates was principally attributable to revisions to reserve estimates for the Emerald Project.  See “Overview” above for additional information.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Lease operating expense	$40	$80
Workover expense	7	-
Dry-hole costs	1	-
	$48	$80

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $4.33 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2013 compared to $7.92 per BOE during the three months ended March 31, 2012.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Accounting and professional fees	$30	$25
Management reimbursement	10	10
Insurance expense	10	9
	$50	$44

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Management reimbursement relates to reimbursements for various administrative costs incurred on the Fund’s behalf.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three months ended March 31, 2013 was $5 thousand, an increase of $1 thousand from the three months ended March 31, 2012.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2013 were $0.1 million, primarily related to revenue received of $0.2 million, partially offset by operating expenses and general administrative expenses paid totaling $0.1 million and the settlements of asset retirement obligations totaling $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2012 were $0.3 million, primarily related to revenue received of $0.4 million, partially offset by operating expenses and general and administrative expenses paid totaling $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2013 were $0.2 million, primarily related to proceeds from the salvage fund.

Cash flows used in investing activities for the three months ended March 31, 2012 were $16 thousand, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2013 were $0.2 million, related to shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2012 were $0.3 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2013, the Fund had committed to spend an additional $33 thousand related to its investments in oil and gas properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY L FUND, LLC
Dated:	May 6, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)