Form 10-Q
period 2013-06-30
Ridgewood Energy L Fund LLC
filed 2013-08-05
CIK 1295714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of August 5, 2013 the Fund had 350.1081 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$202	$85
Salvage fund	-	60
Production receivable	70	98
Other current assets	3	25
Total current assets	275	268
Salvage fund	798	955
Oil and gas properties:
Proved properties	9,797	9,785
Less: accumulated depletion and amortization	(7,632)	(7,419)
Total oil and gas properties, net	2,165	2,366
Total assets	$3,238	$3,589

Liabilities and Members' Capital
Current liabilities:
Accrued expenses	$131	$127
Asset retirement obligations	-	60
Total current liabilities	131	187
Asset retirement obligations	516	516
Total liabilities	647	703
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(2,453)	(2,453)
Retained earnings	2,030	1,994
Manager's total	(423)	(459)
Shareholders:
Capital contributions (670 shares authorized;
350.1081 issued and outstanding)	51,401	51,401
Syndication costs	(5,502)	(5,502)
Distributions	(16,835)	(16,491)
Accumulated deficit	(26,050)	(26,063)
Shareholders' total	3,014	3,345
Total members' capital	2,591	2,886
Total liabilities and members' capital	$3,238	$3,589

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Oil and gas revenue	$246	$201	$481	$522

Expenses
Depletion and amortization	107	112	213	276
Operating expenses	71	74	119	154
General and administrative expenses	59	54	109	98
Total expenses	237	240	441	528
Income (loss) from operations	9	(39)	40	(6)
Interest income	4	7	9	11
Net income (loss)	$13	$(32)	$49	$5

Manager Interest
Net income	$16	$11	$36	$39

Shareholder Interest
Net (loss) income	$(3)	$(43)	$13	$(34)
Net (loss) income per share	$(8)	$(121)	$39	$(96)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY L FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$49	$5
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	213	276
Changes in assets and liabilities:
Decrease in production receivable	28	89
Decrease in other current assets	22	55
Increase in accrued expenses	1	8
Settlements of asset retirement obligations	(60)	-
Net cash provided by operating activities	253	433

Cash flows from investing activities
Capital expenditures for oil and gas properties	(9)	(35)
Proceeds from (investments in) salvage fund, net	217	(10)
Net cash provided by (used in) investing activities	208	(45)

Cash flows from financing activities
Distributions	(344)	(474)
Net cash used in financing activities	(344)	(474)

Net increase (decrease) in cash and cash equivalents	117	(86)
Cash and cash equivalents, beginning of period	85	229
Cash and cash equivalents, end of period	$202	$143

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority. Cash and cash equivalents and held-to-maturity investments approximate fair value based on Level 1 inputs. Mortgage-backed securities are recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2013, the Fund’s bank balances exceeded federally insured limits by $0.4 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At June 30, 2013 and December 31, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.4 million and $0.7 million, respectively, which mature in January 2042. Available-for-sale securities are carried in the financial statements at fair value. At June 30, 2013 and December 31, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

At December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.1 million, which matured in June 2013. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At June 30, 2013 and December 31, 2012, amounts recorded in accrued expenses totaling $43 thousand and $40 thousand, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2013 and the year ended December 31, 2012.

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

2.           Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of the total shareholder capital. During 2007, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, which are included in general and administrative expenses, were $10 thousand for each of the three months ended June 30, 2013 and 2012, and $20 thousand for each of the six months ended June 30, 2013 and 2012.

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

3.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. The Fund has reached the end of its investment cycle. As of June 30, 2013, the Fund had committed to spend an additional $33 thousand related to its investments in oil and gas properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2013	Budget	Status
		(in thousands)
Producing Properties
Emerald Project well #1	2.5%	$1,654	$1,654	Production commenced in 2009.
Emerald Project well #2	2.5%	$393	$393	Production commenced in 2010. Well was recompleted in February 2013 at a cost of $15 thousand.
Main Pass 275	10.0%	$1,923	$1,933	Production commenced in 2007. Recompletion is planned for 2014 at an estimated cost of $10 thousand.
South Marsh Island 111	7.5%	$2,366	$2,366	Production commenced in 2009.
West Delta 68	7.5%	$1,777	$1,800	Production commenced in 2008. Recompletion is planned for late-2013 at an estimated cost of $23 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$246	$201	$481	$522

Expenses
Depletion and amortization	107	112	213	276
Operating expenses	71	74	119	154
General and administrative expenses	59	54	109	98
Total expenses	237	240	441	528
Income (loss) from operations	9	(39)	40	(6)
Interest income	4	7	9	11
Net income (loss)	$13	$(32)	$49	$5

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Number of wells producing	5	5	5	5
Total number of production days	422	413	840	825
Oil sales (in thousands of barrels)	1	1	1	2
Average oil price per barrel	$106	$110	$107	$111
Gas sales (in thousands of mcfs)	48	38	102	84
Average gas price per mcf	$3.71	$2.23	$3.48	$2.31

The increases in production days were principally related to a decrease in the number of non-productive days related to maintenance activities.  The decrease in oil sales volumes was primarily related to natural declines in the Fund’s wells’ production.  The increases in gas sales volumes were primarily related to South Marsh Island 111, which underwent a recompletion during second quarter 2012.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2013 was $0.2 million, an increase of $45 thousand from the three months ended June 30, 2012.  The increase is primarily attributable to the impact of increased average prices.  Oil and gas revenue for the six months ended June 30, 2013 was $0.5 million, a decrease of $41 thousand from the six months ended June 30, 2012.  The decrease is primarily attributable to decreased oil sales volumes.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2013 was $0.1 million, a decrease of $5 thousand from the three months ended June 30, 2012. The decrease resulted from a decrease in average depletion rates totaling $9 thousand, partially offset by an increase in production volumes totaling $3 thousand.  Depletion and amortization for the six months ended June 30, 2013 was $0.2 million, a decrease of $63 thousand from the six months ended June 30, 2012. The decrease resulted from a decrease in average depletion rates totaling $59 thousand, coupled with a decrease in production volumes totaling $4 thousand. The decrease in average depletion rates was principally attributable to revisions to reserve estimates for the Emerald Project.  See “Overview” above for additional information.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Lease operating expense	$52	$61	$92	$141
Workover expense	20	11	27	11
Dry-hole costs	(1)	2	-	2
	$71	$74	$119	$154

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $6.04 per barrel of oil equivalent (“BOE”) and $5.05 per BOE during the three and six months ended June 30, 2013, respectively, compared to $7.26 per BOE and $7.62 per BOE during the three and six months ended June 30, 2012.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Accounting and professional fees	$36	$41	$66	$66
Management reimbursement	10	10	20	20
Insurance expense	13	3	23	12
	$59	$54	$109	$98

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three months ended June 30, 2013 was $4 thousand, a decrease of $3 thousand from the three months ended June 30, 2012.  Interest income for the six months ended June 30, 2013 was $9 thousand, a decrease of $2 thousand from the six months ended June 30, 2012.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2013 were $0.3 million, primarily related to revenue received of $0.5 million, partially offset by operating expenses paid totaling $0.1 million, general and administrative expenses paid totaling $0.1 million and the settlements of asset retirement obligations totaling $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2012 were $0.4 million, primarily related to revenue received of $0.6 million, partially offset by operating expenses paid totaling $0.1 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2013 were $0.2 million, primarily related to proceeds from the salvage fund.

Cash flows used in investing activities for the six months ended June 30, 2012 were $45 thousand, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2013 were $0.3 million, related to shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2012 were $0.5 million, related to shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2013, the Fund had committed to spend an additional $33 thousand related to its investments in oil and gas properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY L FUND, LLC
Dated:	August 5, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)